Form 10QSB
period 2004-09-30
IRON STAR DEVELOPMENT, INC.
filed 2004-11-15
CIK 1307624

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                 Quarterly Report Under Section 13 or 15(d)
                   Of the Securities Exchange Act of 1934

                    For Quarter Ended September 30, 2004

                      Commission File Number 000-51012

                        IRON STAR DEVELOPMENT, INC.
                      --------------------------------
           (Exact name of registrant as specified in its charter)

          UTAH                                              87-0427336
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                         Identification No.)

                         175 South Main, No. 1212
                         Salt Lake City, Utah 84111
                  (Address of principal executive offices)

      Registrant's telephone number including area code:(801)596-3337


               Former Address, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.    Yes  x    No
                                                     -----     ------


As of September 30, 2004, Registrant had 306,568 shares of common stock, par value of $.001 per share, issued and outstanding.



PART I

                       ITEM I - FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by Iron Star Development, Inc. (the "Company", "Registrant", "we", "us", or "our"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

     In our opinion, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2004, and the results of our operations from January 1, 2004, through September 30, 2004. The results of our operations for such interim period is not necessarily indicative of the results to be expected for the entire year.








                        Iron Star Development, Inc.
                               Balance Sheet

                                                    September     December
                                                     30, 2004     31, 2003
                                                   -----------  -----------
                                                   (Unaudited)
                                   ASSETS
Total Assets                                       $     -      $    -
------------                                       -----------  -----------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------

  Accounts Payable                                 $    3,099   $       30
  Taxes Payable                                           800          800
                                                   -----------  -----------
   Total Liabilities                                    3,899          830

Stockholders' Equity
--------------------

  Common Stock 100,000,000 Shares Authorized
   at $.001 Par Value; 306,568 Shares Issued and
   Outstanding, Retroactively Restated                    307          307
  Additional Paid in Capital                           (1,027)      (1,027)
  Accumulated Deficit since December 31, 2002
   when a deficit of $260,718 was eliminated in
   connection with a quasi-reorganization              (3,179)        (110)
                                                   -----------  -----------
   Total Stockholders' Equity                          (3,899)        (830)
                                                   -----------  -----------
   Total Liabilities and Stockholders' Equity      $    -       $    -
                                                   ===========  ===========



            See accompanying notes to the financial statements.
                                     3

                        Iron Star Development, Inc.
                          Statement of Operations

                                  For the                  For the
                            Three Months Ended         Nine Months Ended
                                September 30,            September 30,
                              2004         2003        2004         2003
                          -----------  ----------- -----------  -----------
Revenue                   $    -       $    -      $    -       $    -
-------                   -----------  ----------- -----------  -----------

Expenses
--------

  General and
   Administrative              3,069        -           3,069          100
                          -----------  ----------- -----------  -----------
   Total Expenses              3,069        -           3,069          100
                          -----------  ----------- -----------  -----------
   Income (Loss) From
   Operations                 (3,069)       -          (3,069)        (100)

   Taxes                       -            -           -            -
                          -----------  ----------- -----------  -----------
   Net (Loss)             $   (3,069)  $    -      $   (3,069)  $     (100)
                          ===========  =========== ===========  ===========

   Loss Per Common Share  $    (0.01)  $    -      $    (0.01)  $    -
                          ===========  =========== ===========  ===========
   Weighted Average
   Outstanding Shares
   Retroactively Restated    306,568      306,568     306,568      306,568
                          ===========  =========== ===========  ===========





            See accompanying notes to the financial statements.
                                     4

                        Iron Star Development, Inc.
                          Statement of Cash Flows


                                                For the Nine Months Ended
                                               September 30,  September 30,
                                                    2004           2003
                                               -------------  -------------
Cash Flows from Operating Activities
------------------------------------

 Net Loss                                      $     (3,069)  $       (100)
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Increase (Decrease) in Accounts Payable            3,069            100
                                               -------------  -------------
   Net Cash Provided by Operating Activities          -              -

Cash Flows from Investing Activities                  -              -
------------------------------------           -------------  -------------

   Net Cash Provided by Investing Activities          -              -

Cash Flows from Financing Activities                  -              -
------------------------------------           -------------  -------------

   Net Cash Provided by Financing Activities          -              -
                                               -------------  -------------

   Net Increase (Decrease) In Cash                    -              -

   Cash, Beginning of Period                          -              -
                                               -------------  -------------
   Cash, End of Period                         $      -       $      -
                                               =============  =============

Supplemental Cash Flow Information
----------------------------------

  Interest                                     $      -       $      -
  Income Taxes                                        -              -





            See accompanying notes to the financial statements.
                                     5

                        Iron Star Development, Inc.
                     Notes to the Financial Statements
                             September 30, 2004

NOTE 1 - CORPORATE HISTORY
--------------------------

Iron Star Development, Inc. (the "Company") was incorporated in Nevada on October 18, 1985, as Brittney Development, Inc., for the purpose of engaging in any legal activity the board of directors see appropriate.

The board of directors feel that the Company does not meet the criteria of a development stage company (as defined in SFAS 7 "ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES") primarily because it is not currently producing or marketing a product or service. However, the Company is currently seeking a business opportunity to merge with or acquire, but to date has not located any such business opportunities. There is no assurance that the Company will be successful in finding any business opportunity to merge with or acquire.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

Cash and Cash Equivalents - The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Earnings (Loss) Per Share - The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actual results could differ from those estimates.

NOTE 3 -INCOME TAXES
--------------------

The Company adopted Statement of Financial Accounting Standards No. 109 "ACCOUNTING FOR INCOME TAXES" in the fiscal year ended December 31, 2002 and has applied the provisions of the statement to the current year which resulted in no significant adjustment.

Statement of Financial Accounting Standards No. 109 " ACCOUNTING FOR INCOME TAXES" requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.




                        Iron Star Development, Inc.
                     Notes to the Financial Statements
                             September 30, 2004

NOTE 3 -INCOME TAXES -continued-
--------------------

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes.
There were no temporary differences at September 30, 2004 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards of approximately $3,179 at September 30, 2004. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at September 30, 2004 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2023.

NOTE 4 - QUASI-REORGANIZATION
-----------------------------

The Board of Directors determined that it would be in the best interest of the Company to implement a quasi-reorganization effective December 31, 2002. The effect of this transaction is that $260,718 of accumulated deficit was charged to additional paid-in capital. The quasi-reorganization adjustment will have no effect on the Company's cash flow or tax basis but result in a balance sheet that better reflects the financial position of the Company.

NOTE 5 - RELATED PARTY TRANSACTIONS
-----------------------------------

During 2002, 2003 and the nine months ended September 30, 2004, the president of the Company has paid $3,099 of operating expenses in behalf of the Company. The Company intends on repaying the President when funds are available to do so.

NOTE 6 - GOING CONCERN
----------------------

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company has no cash or other material assets, nor does it have an established source of revenues sufficient to cover any anticipated operating costs to allow it to continue as a going concern. It is the intent of the Company to find additional capital funding and/or a profitable business venture to acquire or merge.




                        Iron Star Development, Inc.
                     Notes to the Financial Statements
                             September 30, 2004

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on the Company's consolidated financial statements. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its results of operations and financial position upon adoption.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" (SFAS No. 121), and APB Opinion No. 30, "REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS". The Company SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on the Company's financial statements.

In April 2002, the FASB issued Statement No. 145, "RECISSION OF FASB STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS." This Statement rescinds FASB Statement No. 4, "REPORTING GAINS AND LOSSES FROM EXTINGUISHMENT OF DEBT", and an amendment of that Statement, FASB Statement No. 64, "EXTINGUISHMENT OF DEBT MADE TO SATISFY SINKING-FUND REQUIREMENTS" and FASB Statement No. 44, "ACCOUNTING FOR INTANGIBLE ASSETS OF MOTOR CARRIERS". This Statement amends FASB Statement No. 13, "ACCOUNTING FOR LEASES", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with



                        Iron Star Development, Inc.
                     Notes to the Financial Statements
                             September 30, 2004

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS -continued-
-----------------------------------------

early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2002, the FASB issued Statement No. 147, "ACQUISITION OF CERTAIN FINANCIAL INSTITUTIONS - AN AMENDMENT OF FASB STATEMENTS NO. 72 AND 144 AND FASB INTERPRETATION NO. 9", which removes acquisition of financial institutions from ths scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this statement amends SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS," to include in its scope long-term customer-relationship intangible asset of financial institutions such as depositor - and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used.

In November 2002, the FASB issued "INTERPRETATION NO. 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING GUARANTEES OF INDEBTEDNESS OF OTHERS," ("FIN 45"). FIN 45 requires us to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in the issuance of the guarantee. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements effective for the year ending December 31, 2002 expand the disclosures required by a guarantor about its obligations under a guarantee. The adoption of the disclosure requirements of this statement did not impact our financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION TRANSITION AND DISCLOSURE AN AMENDMENT OF FAS 123. SFAS No. 148 amends SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This Statement also amends APB Opinion No. 28, INTERIM FINANCIAL REPORTING, to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The adoption of the interim disclosure provisions of SFAS No. 148 did not have any impact on the Company's financial position, results of operations or cash flows.


                        Iron Star Development, Inc.
                     Notes to the Financial Statements
                             September 30, 2004

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS -continued-
-----------------------------------------

In January 2003, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-21, ACCOUNTING FOR REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES. This consensus addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities, specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, or entities may elect to report the change in accounting as a cumulative-effect adjustment. The adoption of EITF Issue No. 00-21 did not have a material impact on the Company's financial statements.

In January 2003, the FASB issued Interpretation ("FIN") No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES. Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. FIN No. 46 is effective for reporting periods ending after December 15, 2003. The adoption of FIN No. 46 did not have any impact on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 will not have an impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be reported as liabilities. SFAS No. 150 also requires disclosure relating to the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have any impact on the Company's financial statements.


                        Iron Star Development, Inc.
                     Notes to the Financial Statements
                             September 30, 2004

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS -continued-
-----------------------------------------

In December 2003, the SEC issued SAB No. 104. SAB No. 104 revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. It also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic 13. Selected portions of that document have been incorporated into Topic 13. The adoption of SAB No. 104 in December 2003 did not have any impact on the Company's financial position, results of operations or cash flows.

NOTE 8 - COMMON STOCK
---------------------

On July 7, 2004, the Company elected to undergo a reverse stock split on the basis of one hundred shares into one share (1:100) of the Company's common stock. The financial statements have been restated to properly reflect the reverse stock split.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations.

     We have not engaged in any material operations during the period ended September 30, 2004. Over the past several years we have not engaged in any material operations other than matters pertaining to our corporate existence. We intend to continue to seek the acquisition of assets, property, or business that may be beneficial to us and our shareholders.

     Our only foreseeable cash requirements during the next twelve month period will relate to maintaining our status as a corporate entity, complying with the periodic reporting requirements of the U.S. Securities and Exchange Commission, and evaluating and reviewing possible business ventures and opportunities. We do not anticipate raising additional capital in the next twelve months. If additional funds are required, it is anticipated that management will advance such funds as loans to us or we will issue shares for the funds advanced. Any loan will not be on terms less favorable than we could obtain from a commercial lender.

Result of Operations.

     For the quarter ended September 30, 2004, we had limited operations. During the quarter ended September 30, 2004, we had no revenues and incurred expenses of $3,069 with a net loss of $(3,069) compared to no revenues and no expenses and no net loss for the same period a year earlier.

     For the nine month period ended September 30, 2004, we had no revenues and incurred expenses of $3,069 with a net loss of $(3,069) compared to no revenues and expenses of $100 with a net loss of $(100) for the same period a year earlier.


     On November 5, 2004, we filed a Form 10-S with the U.S. Securities and Exchange Commission to register our shares and become a reporting company. We are not required to register as a reporting company but we are did so voluntarily. We are subject to various reporting requirements under the federal securities laws.

     This Report makes certain forward-looking statements. We advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including but not limited to, the following: our ability to find a suitable business venture that will benefit us, our ability to investigate a potential business venture, and our ability to determine all information about a business venture.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of our management as of a date within 90 days of the filing date of this amended Quarterly Report on Form 10-QSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls. We had no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations regardless of how remote.

                                  Part II.

Item 1. Legal Proceedings.  None, not applicable.

Item 2. Changes in Securities. None, not applicable.

Item 3. Defaults upon Senior Securities. None, not applicable.

Item 4. Matters Submitted to a Vote of the Company's Shareholders. None, not applicable.

Item 5. Other Information. None, not applicable.

Item 6. Exhibits and Reports on Form 8-K.
     A. EXHIBITS

No.   Description
3(i)  Restated Articles of Incorporation-previously filed.
 (ii) Bylaws-previously filed.
33.1  Certification pursuant to Section 302.
33.2  Certification pursuant to Section 302.

     B. Reports on Form 8-K.
        During the period we filed no reports on Form 8-K.

                                 Signatures

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date   November 15, 2004           Iron Star Development, Inc.


By s/Wallace Boyack
--------------------------------------
President and Chief Executive Officer

By s/Wallace Boyack
--------------------------------------
Chief Financial Officer















