Form 10KSB
period 2004-12-31
IRON STAR DEVELOPMENT, INC.
filed 2005-03-31
CIK 1307624

SEC File No.  000-51012

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                FORM 10-KSB

 Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004.

                     Commission file number: 000-51012

                        IRON STAR DEVELOPMENT, INC.
               (Name of Small business Issuer in its charter)

                                    UTAH
       State or other jurisdiction of Incorporation or organization.


               I.R.S. Employer Identification No. 87-0427336

                      175 South Main Street, No. 1212
                         Salt Lake City, Utah 84111
             (Address of principal executive offices)(Zip code)

                 Issuer's telephone number: (801)596-3337

Securities registered under Section 12(b) of the Act: None.

Name of Each exchange on which registered: None.

Securities registered under Section 12 (g) of the Act:

Common Stock  (Title of class).

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      No    X
   -----    -----

The aggregate market value of the voting stock held by non-affiliates as of December 31, 2004, was nil.

Issuer involved in bankruptcy proceedings during past five years. N/A.

The number of shares issued and outstanding as of March 29, 2005, was 307,899 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE.
Any documents incorporated by reference in this report is stated in Item 13 of this report.

Transitional Small Business Disclosure Format.  Yes      No   X
                                                   ------  ------


                                   PART I

Item 1. Description of Business.

     Iron Star Development, Inc. (the "Company", "we", "us", and "our") was organized on October 18, 1985, under the laws of the State of Utah, having the purpose of any lawful business. Initially, we had authorized capital of 100,000,000 shares of common stock, par value of $.001 per share. In approximately February 1986 we sold 8,862,750 shares of its common stock at $.02 per share in an offering registered with the U.S. Securities and Exchange Commission on Form S-18. We realized proceeds of approximately $160,000. We entered the mining business and concentrated on antimony in Nevada. This venture was unsuccessful. Formerly we were known as Brittany Development, Inc., and on July 12, 2004, we restated our articles of incorporation and changed our name to Iron Star Development, Inc., and provided for authorized capital of 40,000,000 shares of common stock, par value of $.001 per share.

     In addition, the issued and outstanding shares were subject to a reverse split of 100 shares into one share by shareholder action on June 23, 2004.

     We voluntarily filed a registration statement on Form 10-SB to make information more readily available to the public and to become eligible for listing on the OTCEBB sponsored by the National Association of Securities Dealers, Inc. Management believes that being a reporting company under the Securities Exchange Act of 1934 ("Exchange Act") will enhance our efforts to acquire or merge with an operating business.

     We are obligated to file certain interim and periodic reports including an annual report with audited financial statements.

     Any company that is merged into or acquired by us will become subject to the same reporting requirements as we. Thus, if we successfully complete an acquisition or merger, that company must have audited financial statements for at least the two most recent fiscal years, or if the company has been in business for less than two years, audited financial statements must be available from inception. This requirement limits our possible acquisitions or merger because private companies either do not have audited financial statements or are unable to have audited statement without delay and expense.


     Our principal offices are located at the office of our president at 175 South Main Street, No. 1212, Salt Lake City, Utah 84111 and our telephone number is (801)596-3337.

Our Business

     We have no recent operating history. No representation is made, and none is intended, that we have the ability to carry on future business activities successfully. Further, there is no assurance that we will have the opportunity to merge with or acquire an operating business, a business opportunity or assets that have material value.

     Management intends to investigate, research and, if it is deemed to be advisable, acquire or merge with one or more businesses or business opportunities. Presently we have no commitment or arrangement, written or oral, to participate in any business opportunity and management cannot predict the nature or type of any possible future acquisition or merger. Management has broad discretion in its search for and negotiation with any potential business or business opportunity.

Sources

     Management intends to use various sources and resources in the search for potential business opportunities including, but not limited to our officers and directors members of the financial community, and consultants. We presently have no plans to hire a consultant or consultants but we reserve the right to do so. Because of we lack resources, we will be unable to retain for a fee any professional firms specializing in business acquisitions and reorganizations. We may rely on others, not otherwise associated with us that will be paid only upon a successful acquisition or merger.

     We will not limit our search to any specific industry or type of business. We may investigate and acquire a venture that is in its preliminary or development stage, is already in operation, or in various stage of its corporate existence or development. Management is unable to determine the status or nature of any venture in which we may participate. A potential venture may need additional capital or equity or may merely desire to have its shares publicly traded. Mostly likely, any acquisition or merger would be with an operating business desiring to have a public trading market for its shares. Management believes that we provide an opportunity for a private operating business to become a publicly held corporation without the time and expense typically associated with an initial public offering.

Process of Evaluation

     Once a possible merger or acquisition has been identified, management will seek to determine if a merger or acquisition should be made or if additional investigation is needed. This determination will be based on management's knowledge and experience, in evaluating the preliminary information available to them. Management may also have others assist in the analysis of the business opportunities. Because of our lack of resources it is unlikely it will have funds for a complete and exhaustive investigation and evaluation. It is very unlikely we will receive a fairness opinion regarding any business opportunities.


     In the evaluation several factors may be considered, including but not limited to, potential benefits, present and future profits, working capital requirements, operating history, present and anticipated competition, future growth prospects, stage of development or exploration, future funding requirements, management, and other factors deemed relevant to the specific circumstances. In its analysis management has discretion to give whatever weight or consideration to these factors it deems appropriate.

     Potential risks cannot be identified because we have not yet identified any specific business opportunity. No assurance can be given that any acquisition or merger will be successful or even develop into a going concern or profitable enterprise or it will continue operating successfully. Many potential business opportunities involve new and untested products, processes or market strategies which may fail.

Potential Acquisition or Merger Structure

     We are unable to determine the manner in which we may participate or be a part of a business opportunity. Each opportunity will be reviewed, and based upon that review, a suitable legal structure or method of acquisition or merger will be determined. The manner in which we participate will depend upon the nature of that opportunity, the respective needs, objectives, and goals of each party and the relative negotiating strength. Participation in a business opportunity may take the form of an asset purchase, stock purchase, reorganization, merger or consolidation, joint venture, license agreement, or partnership. We will participate in business opportunities through the purchase of minority stock positions.
We may act directly or indirectly through an interest in a partnership, corporation or other form of business organization.

     It is anticipated that if we successfully enter into a transaction with an operating business opportunity, existing shareholders will experience substantial dilution and a change in control. Most likely, the owners of the business opportunity will acquire control of the Company. Management has not set any guidelines as to the amount of control it would offer to a prospective business opportunity.

Risk Factors.

     Our endeavors are subject to substantial risks. The risks associated with a potential acquisition have been discussed. In addition, we have no assets and no sources of revenues. We will not have any revenues until we make an acquisition. No assurance is given that any acquisition will result in revenues or profits.


     Uncertain Structure of any Future Acquisition. Any future acquisition could be a merger, exchange of stock, or purchase of assets including patents, royalty interests, licenses or franchises. Uncertainty exists about any acquisitions or opportunity involving another party.

     Penny Stock Risks. Our common stock may be considered a "penny stock" as that term is defined in the Federal Regulations, Section 240.3a51-1. Penny stocks have a price of less than $5.00, are not traded on a "recognized" national exchange, their prices are not quoted on NASDAQ, or are issued by a company with net tangible assets of less than $2,000,000, if the issuer has been in continuous operation for more than three years or $5,000,000, if the issuer has been in continuous operation for less than three years, or the issuer has average revenues of less than $6,000,000 for the past three years.

     Our shares have not traded in the public market for more than ten years. Any trading of the our shares in the near term will be on the electronic bulletin board of the NASD or in the over the counter market on the "pink sheets" provided by the National Quotations Bureau. Section 15g-2 of the regulations under the Exchange Act requires broker-dealers transacting trades in penny stock to provide potential investors with a disclosure statement detailing the risks of investing in penny stocks and to have the investor sign a receipt of the disclosure statement before any transactions may occur in the investor's account. Also, broker-dealers must approve the account of an investor purchasing penny stocks. After we make any acquisition, most likely our shares of common stock will still be classified as a "penny stock."

Government Regulation.

     Our business activities are subject to general governmental regulations. In addition, we are obligated to file periodic reports as required by the Exchange Act. We are deemed to be a "small business issuer" as that term is defined in Regulation SB. A "Small Business Issuer" is defined as an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer, is not an investment company, and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's securities held by non-affiliates) of $25 million or more.

Principal Products or Services.

     None.

Competition

     We face competition from numerous other companies that are seeking an acquisition and business opportunity. Some of these companies have significant liquid assets which may provide a competitive advantage to those companies. No assurance can be given that we will successfully find a suitable acquisition.


Facilities, Equipment and Employees

     Our offices are located at the office of our president in Salt Lake City, Utah. We have no employees.

Research and Development, Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.

     We have no research and development, no patents, trademarks, licenses, franchises, concessions, royalty agreements, nor labor contracts.

Need for Governmental Approval of Principal Products or Services.

     None.

Inflation.

     We believe that inflation has little impact on our business affairs.

Item 2.  Description of Property.

     None.

Item 3. Legal Proceedings.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

                                  Part II.

Item 5. Market for Common Equity and Related Stock Matters.

     There is no public trading market for our common equity. During the period covered by this report we made no sale or other disposition of our shares of common stock. We have approximately 90 shareholders.

     We have filed an application to be listed on the OTCEBB. The application consisted of corporate information, financial statements and other documents as required by Rule 15c2-11 of the Securities Exchange Act of 1934, as amended, and by the NASD. It is anticipated that a listing on the OTC Electronic Bulletin Board will permit price quotations for our shares to be published by such service and any trades that may occur. Our share prices may be volatile and subject to broad price movements.



     Further, our equity shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "Penny Stock" rules. Section 15(g) states certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as used in Rule 3a51-1 of the Exchange Act.

     Generally a penny stock is defined as any equity security that has a market price of less than $5.00 per share, subject to certain limited exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is registered and traded on a national securities exchange meeting certain criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. Once shares are deemed to be a penny stock, trading in the shares then becomes subject to additional rules relating to sales practices for broker-dealers who sell penny stocks to persons other than established customers and accredited investors. An accredited investor has assets in excess of $1,000,000 or annual income exceeding $200,000, or with spouse annual income of $300,000.

     For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received prior to the purchase the purchaser's written consent for the transaction. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery of a risk disclosure document relating to the penny stock market prior to the first transaction. A broker-dealer must also disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. These rules may restrict the ability of broker-dealers to trade and/or maintain the our common stock and may affect the ability of shareholders to sell their shares.

Dividend Policy

     We have not declared nor paid cash dividends nor made distributions in the past. We do not anticipate that we will pay cash dividends or make distributions in the foreseeable future.

Item 6. Management's Discussion and Analysis of Plan of Operation

THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE
CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THE FORM 10-KSB.

     We are a development stage company as we have limited assets, operations and income. It is believed that for the next twelve months only limited capital will be required to maintain our operations and any such funds needed will be loaned by our officers and directors. These expenses will pertain to maintaining us as an entity and filing appropriate reports with the Securities and Exchange Commission. It is anticipated that any loans will not exceed $20,000 and will be on terms no less favorable than we could obtain in an arms length transaction. If we are unable to accomplish an acquisition or merger with an operating business or we are unable to obtain significant financing, our ability to continue as a going concern is doubtful.

     Management believes that inflation has not and will not have a material effect on our operations. If we are involved in a merger or acquisition, management will evaluate the possible effects of inflation on operations and our business.

Plan of Operation

     During the twelve months we will investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. Generally management will follow the procedures discussed in
Item 1 above. Because we have no funds, it may be necessary for the officers and directors to advance funds or accrue expenses until a future time. Management intends to operate on limited funds. If we employ outside advisers or consultants in our search for business opportunities, we may have to attempt to raise additional funds. As of this date we have no plans to engage outside advisers or consultants or to attempt to raise additional capital. If we seek to raise capital, most likely we would attempt a private placement of our securities. Our current status makes a public sale of securities or borrowing from commercial sources unlikely.
As of December 31, 2004, we had no current assets and current liabilities of $5,272.

     For the year ended December 31, 2004, we had no revenues and we had expenses $4,442 and a net loss of $(4,442). For the calendar year ended December 31, 2001, we had no revenues and we had expenses of $110 and a net loss of $(110). The increase in expenses was caused by our filing of periodic reports with the SEC and associated expenses.

Recent Accounting Pronouncements

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

Inflation

     In the opinion of management, inflation has not had a material effect on our operations.


Year 2000 Issues

     Because of the limited nature of our operations, it is believed that the Year 2000 issues have not affected us and have not caused us any additional expenditures.

Item 7. Financial Statements.

     Financial statements for the years ended December 31, 2004, and 2003.












                        Iron Star Development, Inc.
                            Financial Statements
                             December 31, 2004
                                    and
                             December 31, 2003




/Lettherhead/






                        INDEPENDENT AUDITORS' REPORT

To the Stockholders and Directors of
Iron Star Development, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheets of Iron Star Development, Inc.(a Utah Corporation) as of December 31, 2004 and 2003, and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express and opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Iron Star Development, Inc. at December 31, 2004 and 2003, and the results of its operations and cash flows for the years then ended in conformity with the Standards of the Public Company Accounting Oversight Board (United States).

The accompanying financial statements have been prepared assuming that Iron Star Development, Inc., will continue as a going concern. As discussed in
Note 6 to the financial statements, Iron Star Development, Inc., has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ Chisholm, Bierwolf & Nilson, LLC
Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
February 2, 2005





                        Iron Star Development, Inc.
                               Balance Sheets

                                                        December      December
                                                        31, 2004      31, 2003
                                                      ------------  ------------
                                     Assets
Total Assets                                          $     -       $     -
------------                                          ============  ============

                      Liabilities and Stockholders' Equity

Current Liabilities
-------------------
  Accounts Payable - Related Party                    $     4,372   $        30
  Taxes Payable                                               900           800
                                                      ------------  ------------
   Total Liabilities                                        5,272           830

Stockholders' Equity
--------------------

  Common Stock 40,000,000 Shares Authorized at $.001
   Par Value; 307,899 Shares Issued and Outstanding,
   Retroactively Restated                                     307           307
  Additional Paid in Capital                               (1,027)       (1,027)
  Accumulated Deficit since December 31, 2002 when a
   deficit of $260,718 was eliminated in connection
   with a quasi-reorganization                             (4,552)         (110)
                                                      ------------  ------------
   Total Stockholders' Equity                              (5,272)         (830)
                                                      ------------  ------------
   Total Liabilities and Stockholders' Equity         $     -       $     -
                                                      ============  ============





   The accompanying notes are an integral part of these financial statements.
                                       F-3

                           Iron Star Development, Inc.
                            Statements of Operations

                                                        December      December
                                                        31, 2004      31, 2003
                                                      ------------  ------------
Revenue                                               $     -       $     -
-------                                               ------------  ------------

Expenses
--------

  General and Administrative                                4,442           110
                                                      ------------  ------------
   Total Expenses                                           4,442           110
                                                      ------------  ------------
   Income (Loss) From Operations                           (4,442)         (110)
                                                      ------------  ------------
   Income (Loss) Before Taxes                              (4,442)         (110)

   Taxes                                                    -             -
                                                      ------------  ------------
   Net (Loss)                                         $    (4,442)  $      (110)
                                                      ============  ============
   Loss Per Common Share                              $     -       $     -
                                                      ============  ============
   Weighted Average Outstanding Shares
   Retroactively Restated                                 307,899       307,899
                                                      ============  ============





 The accompanying notes are an integral part of these financial statements.
                                    F-4

                        Iron Star Development, Inc.
                     Statements of Stockholders' Equity
                  January 1, 2002 though December 31, 2004

                                          Common Stock
                                    ------------------------   Paid In    Accumulated
                                      Shares       Amount      Capital      Deficit
                                    -----------  ----------- -----------  -----------
Balance, January 1, 2002               306,658   $      307  $  259,691   $ (259,998)

Net Loss Year Ended
December 31, 2002                        -            -           -             (720)

Quasi Reorganization
Adjustments                              -            -        (260,718)     260,718
                                    -----------  ----------- -----------  -----------
Balance,
December 31, 2002                      306,658          307      (1,027)       -

Net Loss Year Ended
December 31, 2003                        -            -           -             (110)
                                    -----------  ----------- -----------  -----------
Balance, December 31, 2003             306,568          307      (1,027)        (110)

Rounding due to
Reverse Stock Split                      1,331        -           -            -

Net Loss Year Ended
December 31, 2004                        -            -           -           (4,442)
                                    -----------  ----------- -----------  -----------
Balance, December 31, 2004             307,899   $      307  $   (1,027)  $   (4,552)
                                    ===========  =========== ===========  ===========



 The accompanying notes are an integral part of these financial statements.
                                    F-5

                        Iron Star Development, Inc.
                          Statements of Cash Flows

                                                        December      December
                                                        31, 2004      31, 2003
                                                      ------------  ------------
Cash Flows from Operating Activities
------------------------------------
  Net Loss                                            $    (4,442)  $      (110)
  Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
     Increase (Decrease) in Taxes Payable                     100           100
     Increase (Decrease) in Accounts Payable                4,342            10
                                                      ------------  ------------
     Net Cash Provided by Operating Activities              -             -

Cash Flows from Investing Activities                        -             -
------------------------------------                  ------------  ------------
     Net Cash Provided by Investing Activities              -             -

Cash Flows from Financing Activities                        -             -
------------------------------------                  ------------  ------------

     Net Cash Provided by Financing Activities              -             -
                                                      ------------  ------------

     Net Increase (Decrease) In Cash                        -             -

     Cash, Beginning of Period                              -             -
                                                      ------------  ------------
     Cash, End of Period                              $     -       $     -
                                                      ============  ============

Supplemental Cash Flow Information
----------------------------------

   Interest                                           $     -       $     -
   Income Taxes                                             -             -




 The accompanying notes are an integral part of these financial statements.
                                    F-6

                        Iron Star Development, Inc.
                     Notes to the Financial Statements
                             December 31, 2004

NOTE 1 - CORPORATE HISTORY
--------------------------

Iron Star Development, Inc. (the "Company") was incorporated in Utah on October 18, 1985, as Brittney Development, Inc., for the purpose of engaging in any legal activity the board of directors see appropriate.

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

                        Iron Star Development, Inc.
                     Notes to the Financial Statements
                             December 31, 2004

NOTE 3 -INCOME TAXES -continued-
--------------------

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes.
There were no temporary differences at December 31, 2004 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards of $4,552 at December 31, 2004. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 2004 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2023.

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

NOTE 5 - RELATED PARTY TRANSACTIONS
-----------------------------------

Since 2002, the president of the Company has paid $5,172 of operating expenses in behalf of the Company. The Company intends on repaying the President when funds are available to do so.

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

                        Iron Star Development, Inc.
                     Notes to the Financial Statements
                             December 31, 2004

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

In November 2004, the FASB issued SFAS No. 151, INVENTORY COSTS AN AMENDMENT OF ARB NO. 43, CHAPTER 4 THIS STATEMENT AMENDS THE GUIDANCE IN ARB NO. 43, CHAPTER 4 INVENTORY PRICING. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling
costs, and wasted material (spoilage).   SFAS No. 149 is effective for
inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 will not have an impact on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 152, AMENDMENT OF FASB STATEMENT NO. 66, ACCOUNTING FOR SALES OF REAL ESTATE, which references the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position. This Statement also amends FASB Statement No. 67, ACCOUNTING FOR COSTS AND INITIAL RENTAL OPERATIONS OF REAL ESTATE PROJECTS, to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. SFAS No. 152 is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 152 will not have an impact on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, AMENDMENT OF APB OPINION NO. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS, which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. This adoption of SFAS No. 153 did not have any impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised), ACCOUNTING FOR STOCK-BASED COMPENSATION, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This adoption of SFAS No. 123 (revised) did not have any impact on the Company's financial statements.

                        Iron Star Development, Inc.
                     Notes to the Financial Statements
                             December 31, 2004

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

In January 2003, the FASB issued Interpretation ("FIN") No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES. Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. FIN No. 46 is effective for reporting periods ending after December 15, 2003. The adoption of FIN No. 46 did not have nay impact on the Company's consolidated financial statements.

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

                        Iron Star Development, Inc.
                     Notes to the Financial Statements
                             December 31, 2004

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

NOTE 8 - COMMON STOCK
---------------------

On July 7, 2004, the Company elected to undergo a reverse stock split on the basis of one hundred shares into one share of the Company's common stock. As a result, 1,331 shares of the Company's common stock has been issued due to rounding.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

                                 Part III.

Item 9. Directors, Executive Officers, Promoters, and Control Persons

     The executive officers and directors of the Company are as follows:

     Name, Age and Office
     ---------------------
     Wallace Boyack, 63, Director, President, and Chief Financial Officer. 175 South Main Street, No. 1212
     Salt Lake City, Utah 84111

     Thomas Harkness, 60, Director and Secretary.
     175 South Main Street, No. 1212
     Salt Lake City, Utah 84111

     Jacki Bartholomew, 44, Director
     175 South Main Street, No. 1212
     Salt Lake City, Utah 84111

     The following are biographical summaries of the experience of the officers and directors of the Company and control persons.

     Wallace T. Boyack, age 63, graduated from the University of Utah College of Business receiving in 1966, a Bachelor's Degree in Accounting and a Master of Business Administration, and was graduated from Georgetown University Law Center in 1971, holding a Juris Doctorate. Since 1981, Mr. Boyack has been an attorney in private practice. Mr. Boyack is an officer and a director of North Horizon, Inc., and Chill Tech Industries, Inc., both companies have public shareholders. Mr. Boyack holds more than ten per cent of the issued and outstanding shares of Global Web, Inc., an inactive company with public shareholders.

     Thomas L. Harkness, age 60, was graduated from the University of Utah receiving a bachelor's degree in accounting in 1968. Mr Harkness is licensed as a certified public accountant. Since 1981 Mr. Harkness has been engaged in private practice as an accountant. Mr. Harkness is an officer and a director of Lance Systems, Inc., a company with public shareholders.

     Jacki Bartholomew, age 44, graduated from the University of Phoenix in 1998 receiving a bachelor's degree in business management. For the past five years, Ms. Bartholomew has had employment as a product specialist and an account executive with companies providing software to the health care industry. Ms. Bartholomew also provides training and assistance to data processing personnel. Ms. Bartholomew is a director of Chill Tech Industries, Inc., and North Horizon, Inc., both companies with public shareholders.


                                     22

     Our president may be deemed a "promoter" of the Company as that term is defined in the Securities Act of 1933, as amended.

     All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We have no standing committees.

     None of our officers or directors has during the past five years has been involved in any events, such as petitions in bankruptcy, receivership or insolvency, criminal convictions, or proceedings relating to securities violations.

Officer Remuneration

     As of December 31, 2004, we had no employment contracts with any officers or directors. No one was paid a salary and received compensation in any form of $60,000 or more in any year since at least 2000.

Officer and Director Compensation

     Our directors are not compensated for attending meetings of the Board of Directors. In the future the directors may be compensated for their services. No decision has been made as to the manner or type of future compensation.

Section 16(a) Beneficial Ownership Reporting Compliance

     All reports required to be filed under Section 16(a) were filed. One director was a few days late in filing the report on Form 3 which is the initial shareholder report.

Item 10. Executive Compensation

     During the year ended December 31, 2004, we paid no compensation either as salary or benefits to any officer or director. No cash compensation, deferred compensation or long-term incentive awards were issued or granted to the management during the year ended December 31, 2004.

     There are no arrangements for compensation for services provided by the directors during the past calendar year.


                                     23

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners.

     The following table sets forth information, to the best of our knowledge, as of December 31, 2004, with respect to each person known to own beneficially more than 5% of the issued and outstanding common stock, each director and all directors and officers as a group.

Name and Address              Amount and Nature of          Percent
of Beneficial Owner           Beneficial Ownership          Of Class(1)
Wallace Boyack                165,541                       54
175 So. Main St., No.1212
Salt Lake City, Utah 84111

Vincent Tabatneck*
152 D Twinhills Drive
Boonton Township, New Jersey    30,000                       9.7

Saied Nakhai*                   19,358                       6.2
48 West 300 South, #908N
Salt Lake City, Utah 84111

Mainco* **                      26,150                       8.5
50 South Main St., #500
Salt Lake City, Utah 84144
                              ---------------               ------------
                              241,049                       78

*Based on information from our shareholder records. We have made no independent verification of this information.

** Mainco was a used by Main Securities, Inc. Main Street was a broker-dealer that years ago ceased operations. Our belief is that the shares held in the name of Mainco are, in part, held in street name for its clients.

Security Ownership of Management

     Other than the shares of common equity owned by Wallace Boyack none of the other directors and officer own any shares of common equity.
Accordingly all executive officers and directors as a group own 165,541 or 53% of the issued and outstanding shares.

     (1) Based on 307,899 shares of common stock outstanding as of December 31, 2004.

Item 12. Certain Relationships and Related Transactions.

     During year ended December 31, 2004, the president advanced funds for the payment of corporate expenses in the amount of $4,442.

                                     24

Item. 13 EXHIBITS

No.       Description
3(i)      Articles of Incorporation                    Previously filed
 (ii)     Bylaws                                       Previously filed
31.1      Certification Chief Executive Officer
32.1      Certification Chief Operating Officer

     No reports on Form 8-K were filed during the last quarter of calendar year ended December 31, 2004.

ITEM 14.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of our management as of a date within 90 days of the filing date of t his amended Annual Report on Form 10-KSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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










                                     25

                                 Signatures


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


                    Iron Star Development, Inc., Registrant
                    /s/ Wallace Boyack
                    ------------------------------------------------------
                    Wallace Boyack, President, Chief Executive Officer and Chief Financial Officer and Director.
                    Date: March 30, 2005.


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of he Registrant and in the capacities and on the dates indicated.

                    /s/ Wallace Boyack
                    ------------------------------------------------------
                    Wallace Boyack, President, Chief Executive Officer and Chief Financial Officer and Director.

                    Date: March 30, 2005.


                    /s/ Thomas L. Harkness
                    ------------------------------------------------------
                    Thomas L. Harkness, Secretary and Director
                    Date: March 30, 2005.




                                    26