Form 10QSB
period 2005-03-31
IRON STAR DEVELOPMENT, INC.
filed 2005-05-13
CIK 1307624

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                 Quarterly Report Under Section 13 or 15(d)
                   Of the Securities Exchange Act of 1934

                      For Quarter Ended March 31, 2005

                       Commission File Number 0-32131

                        IRON STAR DEVELOPMENT, INC.
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


               Former Address, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.    Yes  x    No
                                                      ----    ----


As of March 31, 2005, Registrant had 307,899 shares of common stock, par value of $.001 per share, issued and outstanding.



                                   PART I
ITEM I - FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by Tillman International, Inc. (the "Company", "Registrant", "we", "us", or "our"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

     In our opinion, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2005, and the results of our operations from January 1, 2005, through March 31, 2005. The results of our operations for such interim period is not necessarily indicative of the results to be expected for the entire year.











                        IRON STAR DEVELOPMENT, INC.
                            Financial Statements
                               March 31, 2005
                                (Unaudited)



















                                     2

                        IRON STAR DEVELOPMENT, INC.
                               Balance Sheets

                                                     March       December
                                                   31, 2005      31, 2004
                                                 ------------  ------------
                                                  (Unaudited)
                                   ASSETS
Total Assets                                     $     -       $     -
                                                 ------------  ------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------

 Accounts Payable - Related Party                $      6,930  $     4,372
 Taxes Payable                                           900           900
 Accounts Payable                                      3,294         -
                                                 ------------  ------------
  Total Liabilities                                   11,124         5,272

Stockholders' Equity
--------------------

 Common Stock 40,000,000 Shares Authorized at
  $.001 Par Value; 307,899 Shares Issued and
  Outstanding, Retroactively Restated                    307           307
 Additional Paid in Capital                           (1,027)       (1,027)
 Accumulated Deficit since December 31, 2002
  when a deficit of $260,718 was eliminated
  in connection with a quasi-reorganization          (10,404)       (4,552)
                                                 ------------  ------------
  Total Stockholders' Equity                         (11,124)       (5,272)
                                                 ------------  ------------
  Total Liabilities and Stockholders' Equity     $     -       $     -
                                                 ============  ============



 The accompanying notes are an integral part of these financial statements.
                                     3



                        IRON STAR DEVELOPMENT, INC.
                          Statements of Operations
                                (Unaudited)

                                                 For the Three Months Ended
                                                             March 31,
                                                     2005          2004
                                                 ------------  ------------
Revenue                                          $     -       $     -
-------                                          ------------  ------------

Expenses
--------
 General and Administrative                            5,852         -
                                                 ------------  ------------
  Total Expenses                                       5,852         -
                                                 ------------  ------------
  Income (Loss) From Operations                       (5,852)        -
                                                 ------------  ------------
  Income (Loss) Before Taxes                          (5,852)        -

  Taxes                                                -             -
                                                 ------------  ------------
  Net (Loss)                                     $    (5,852)  $     -
                                                 ============  ============

  Loss Per Common Share                          $      (.02)  $     -
                                                 ============  ============
  Weighted Average Outstanding Shares
  Retroactively Restated                             307,899       306,568
                                                 ============  ============



 The accompanying notes are an integral part of these financial statements.
                                     4


                        IRON STAR DEVELOPMENT, INC.
                          Statements of Cash Flows
                                (Unaudited)

                                                 For the Three Months Ended
                                                          March 31,
                                                     2005          2004
                                                 ------------  ------------
Cash Flows from Operating Activities
------------------------------------
 Net Loss                                        $    (5,852)  $     -
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Increase (Decrease) in Taxes Payable               -              -
   Increase (Decrease) in Accounts
     Payable-Related Party                              3,294        -
   Increase (Decrease) in Accounts Payable              2,558        -
                                                 ------------  ------------
   Net Cash Provided by Operating Activities           -             -

Cash Flows from Investing Activities                   -             -
------------------------------------             ------------  ------------
   Net Cash Provided by Investing Activities           -             -

Cash Flows from Financing Activities                   -             -
------------------------------------             ------------  ------------
   Net Cash Provided by Financing Activities           -             -
                                                 ------------  ------------
   Net Increase (Decrease) In Cash                     -             -

   Cash, Beginning of Period                           -             -
                                                 ------------  ------------
   Cash, End of Period                           $     -       $     -
                                                 ============  ============

Supplemental Cash Flow Information
----------------------------------

  Interest                                       $     -       $     -
  Income Taxes                                         -             -





 The accompanying notes are an integral part of these financial statements.
                                     5




                        Iron Star Development, Inc.
                     Notes to the Financial Statements
                               March 31, 2005

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


                        IRON STAR DEVELOPMENT, INC.
                     Notes to the Financial Statements
                               March 31, 2005

NOTE 3 -INCOME TAXES -continued-
--------------------

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes.
There were no temporary differences at March 31, 2005 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards of $5,852 at March 31, 2005. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at March 31, 2005 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2023.

NOTE 4 - QUASI-REORGANIZATION
-----------------------------

The Board of Directors determined that it would be in the best interest of the Company to implement a quasi-reorganization effective December 31, 2002. The effect of this transaction is that $260,718 of accumulated deficit was charged to additional paid-in-capital. The quasi-reorganization adjustment will have no effect on the Company's cash flow or tax basis but result in a balance sheet that better reflects the financial position of the Company.

NOTE 5 - RELATED PARTY TRANSACTIONS
-----------------------------------

Since 2002, the president of the Company has paid $6,930 of operating expenses in behalf of the Company. The Company intends on repaying the President when funds are available to do so.

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




                        Iron Star Development, Inc.
                     Notes to the Financial Statements
                               March 31, 2005

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




                        IRON STAR DEVELOPMENT, INC.
                     Notes to the Financial Statements
                               March 31, 2005

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



                        IRON STAR DEVELOPMENT, INC.
                     Notes to the Financial Statements
                               March 31, 2005

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







ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Plan of Operations.

     We have not engaged in any material operations during the period ended March 31, 2005. Over the past several years we have not engaged in any material operations other than matters pertaining to our corporate existence. We intend to continue to seek the acquisition of assets, property, or business that may be beneficial to us and our shareholders.

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

Result of Operations.

     For the quarter ended March 31, 2005, we had limited operations. During the quarter ended March 31, 2005, we had no revenues and incurred expenses of $5,852 with a net loss of $(5,852) compared to no revenues and no expenses and no net loss for the same period a year earlier.

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

ITEM 3.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of our management as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

Date May 11, 2005

Iron Star Development, Inc.


By s/Wallace Boyack
-------------------------------
President and Chief Executive Officer

By s/Wallace Boyack
-------------------------------
Chief Financial Officer







