Form 10QSB
period 2005-06-30
IRON STAR DEVELOPMENT, INC.
filed 2005-08-15
CIK 1307624

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                 Quarterly Report Under Section 13 or 15(d)
                   Of the Securities Exchange Act of 1934

                     For Quarter Ended June 30, 2005.

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


As of June 30, 2005, Registrant had 307,899 shares of common stock, par value of $.001 per share, issued and outstanding.



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

     In our opinion, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2005, and the results of our operations from January 1, 2005, through June 30, 2005. The results of our operations for such interim period is not necessarily indicative of the results to be expected for the entire year.








                        Iron Star Development, Inc.
                            Financial Statements
                               June 30, 2005


                        Iron Star Development, Inc.
                               Balance Sheets


                                                   June 30,      December
                                                     2005        31, 2004
                                                 ------------  ------------
                                                  (Unaudited)
                                   Assets
Total Assets                                     $     -       $     -
                                                 ============  ============

                    Liabilities and Stockholders' Equity

Current Liabilities
-------------------

 Accounts Payable-Related Party                  $    10,224   $     4,372
 Taxes Payable                                           900           900
                                                 ------------  ------------
  Total Liabilities                                11,124            5,272

Stockholders' Equity
--------------------

 Common Stock 100,000,000 Shares
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
                                                 ============  ============






 The accompanying notes are an integral part of these financial statements.
                                     3

                        Iron Star Development, Inc.
                          Statements of Operations
                                (Unaudited)

                          For the Three Months Ended   For the Six Months Ended
                                    June 30,                   June 30,
                              2005          2004          2005          2004
                          ------------  ------------ -------------  ------------

Revenue                   $     -       $     -      $      -       $     -
-------                   ------------  ------------ -------------  ------------

Expenses
--------

 General and
  Administrative                -             -             5,852         -
                          ------------  ------------ -------------  ------------
  Total Expenses                -             -             5,852         -
                          ------------  ------------ -------------  ------------
  Income (Loss) From
  Operations                    -             -            (5,852)        -
                          ------------  ------------ -------------  ------------
  Income (Loss) Before
  Taxes                         -             -            (5,852)        -
  Taxes                         -             -             -             -
                          ------------  ------------ -------------  ------------
  Net (Loss)              $     -       $     -      $     (5,852)  $     -
                          ============  ============ =============  ============

  Loss Per Common Share   $     -       $     -      $       (.02)  $     -
                          ============  ============ =============  ============
  Weighted Average
  Outstanding Shares
  Retroactively Restated      307,899       306,568       307,899       306,568
                          ============  ============ =============  ============



 The accompanying notes are an integral part of these financial statements.
                                     4

                        Iron Star Development, Inc.
                          Statements of Cash Flows
                                (Unaudited)

                                                       For the Six   For the Six
                                                      Months Ended  Months Ended
                                                        June 30,      June 30,
                                                          2005          2004
                                                      ------------  ------------
Cash Flows from Operating Activities
------------------------------------

 Net Loss                                             $    (5,852)  $     -
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Increase (Decrease) Accounts Payable-Related
     Party                                                  5,852         -
   Increase (Decrease) in Accounts Payable                  -             -
                                                      ------------  ------------
   Net Cash Provided by Operating Activities                -             -

Cash Flows from Investing Activities                        -             -
------------------------------------                  ------------  ------------

   Net Cash Provided by Investing Activities                -             -

Cash Flows from Financing Activities                        -             -
------------------------------------                  ------------  ------------

   Net Cash Provided by Financing Activities                -             -

   Net Increase (Decrease) In Cash                          -             -

   Cash, Beginning of Period                                -             -
                                                      ------------  ------------
   Cash, End of Period                                $     -       $     -
                                                      ============  ============

Supplemental Cash Flow Information
----------------------------------
  Interest                                            $     -       $     -
  Income Taxes                                              -             -



   The accompanying notes are an integral part of these financial statements.
                                        5

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Plan of Operations.

     We have not engaged in any material operations during the period ended June 30, 2005. Over the past several years we have not engaged in any material operations other than matters pertaining to our corporate existence. We intend to continue to seek the acquisition of assets, property, or business that may be beneficial to us and our shareholders.

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

Result of Operations.

     For the quarter ended June 30, 2005, we had limited operations. During the quarter ended June 30, 2005, we had no revenues and no expenses with no net loss compared to no revenues and no expenses and no net loss for the same period a year earlier.

     For the six month period ended June 30, 2005, we had no revenues and incurred expenses of $5,852 with a net loss of $(5,852) compared to no revenues and no expenses with no net loss for the same period a year earlier.

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

                                        6

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









                                        7
                                   Signatures

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date   August 15, 2005             Iron Star Development, Inc.


                                   By /s/Wallace Boyack
                                   --------------------------------------
                                   President and Chief Executive Officer

                                   By /s/Wallace Boyack
                                   --------------------------------------
                                   Chief Financial Officer














                                        8