Form 10QSB
period 2005-09-30
IRON STAR DEVELOPMENT, INC.
filed 2005-11-15
CIK 1307624

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                 Quarterly Report Under Section 13 or 15(d)
                   Of the Securities Exchange Act of 1934

                    For Quarter Ended September 30, 2005

                      Commission File Number 000-51012

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


As of September 30, 2005, Registrant had 307,899 shares of common stock, par value of $.001 per share, issued and outstanding.

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

     In our opinion, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2005, and the results of our operations from January 1, 2005, through September 30, 2005. The results of our operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

























                                     2

                        Iron Star Development, Inc.
                               Balance Sheet

                                                    September      December
                                                     30, 2005      31, 2004
                                                 ------------  ------------
                                   Assets
Total Assets                                     $     -       $     -
------------                                     ============  ============

                    Liabilities and Stockholders' Equity

Current Liabilities
-------------------
  Accounts Payable-Related Party                 $    11,311  $     4,372
  Taxes Payable                                          900           900
  Accounts Payable                                     -             -
                                                 ------------  ------------
     Total Liabilities                                12,211         5,272

Stockholders' Equity
--------------------

  Common Stock 100,000,000 Shares
   Authorized at $.001 Par Value;
   306,568 Shares Issued and Outstanding,
   Retroactively Restated                                 307          307
  Additional Paid in Capital                          (1,027)       (1,027)
  Accumulated Deficit since December 31, 2002
   when a deficit of $260,718 was eliminated
   in connection with a quasi-reorganization         (11,491)       (4,552)
                                                 ------------  ------------
     Total Stockholders' Equity                      (12,211)       (4,552)
                                                 ------------  ------------
     Total Liabilities and Stockholders' Equity  $     -       $     -
                                                 ============  ============







               See accompanying notes to financial statements
                                     3

                        Iron Star Development, Inc.
                          Statement of Operations

                                             For the Three Months Ended              For the Nine Months Ended
                                                   September 30,                         September 30,
                                   2005          2004          2005          2004
                               ------------  ------------  ------------  ------------
Revenue                        $     -       $     -       $     -       $     -
-------                        ------------  ------------  ------------  ------------
Expenses
--------
 General and Administrative           1,087        -              6,939        -
                               ------------  ------------  ------------  ------------
  Total Expenses                      1,087        -              6,939        -

  Income (Loss) From
  Operations                        (1,087)        -            (6,939)        -
                               ------------  ------------  ------------  ------------
  Income (Loss) Before Taxes        (1,087)        -            (6,939)        -

  Taxes                              -             -             -             -
                               ------------  ------------  ------------  ------------
  Net (Loss)                   $    (1,087)  $     -       $    (6,939)  $     -
                               ============  ============  ============  ============

  Loss Per Common Share        $     -       $     -       $      (.02)  $     -
                               ============  ============  ============  ============
  Weighted Average
  Outstanding Shares
  Retroactively Restated           307,899       306,568       307,899       306,568
                               ============  ============  ============  ============





              See accompanying notes to financial statements.
                                     4

                        Iron Star Development, Inc.
                          Statement of Cash Flows

                                                          For the Nine   For the Nine
                                                          Months Ended   Months Ended
                                                         September 30,  September 30,
                                                              2005           2004
                                                         -------------  -------------
Cash Flows from Operating Activities
------------------------------------
 Net Loss                                                $     (5,852)  $      -
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Increase (Decrease) in Taxes Payable                         -              -
   Increase (Decrease) Accounts Payable-Related Party           5,852          -
   Increase (Decrease) in Accounts Payable                      -              -
                                                         -------------  -------------
   Net Cash Provided by
   Operating Activities                                         -              -

Cash Flows from Investing Activities                            -              -
------------------------------------                     -------------  -------------

   Net Cash Provided by
   Investing Activities                                         -              -

Cash Flows from Financing Activities                            -              -
------------------------------------                     -------------  -------------

   Net Cash Provided by
   Financing Activities                                         -              -
                                                         -------------  -------------
   Net Increase (Decrease) In Cash                              -              -

   Cash, Beginning of Period                                    -              -
                                                         -------------  -------------
   Cash, End of Period                                   $      -       $      -
                                                         =============  =============
Supplemental Cash Flow Information
----------------------------------
  Interest                                               $      -       $      -
  Income Taxes                                                  -              -


              See accompanying notes to financial statements.
                                     5

                        Iron Star Development, Inc.
                     Notes to the Financial Statements
                             September 30, 2005

NOTE 1 - CORPORATE HISTORY
--------------------------

Iron Star Development, Inc. (the "Company") was incorporated in Utah on October 18, 1985, as Brittany Development, Inc., for the purpose of engaging in any legal activity the board of directors see appropriate.

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



                        Iron Star Development, Inc.
                     Notes to the Financial Statements
                             September 30, 2005

NOTE 3 -INCOME TAXES -continued-
--------------------------------

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes.
There were no temporary differences at December 31, 2003 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards of approximately $110 at December 31, 2003. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 2003 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2023.

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

NOTE 5 - RELATED PARTY TRANSACTIONS
-----------------------------------

During 2002 through 2005, the president of the Company has paid $11,311 of operating expenses in behalf of the Company. The Company intends on repaying the President when funds are available to do so.

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









                        Iron Star Development, Inc.
                     Notes to the Financial Statements
                             September 30, 2005

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

In June 2002, the FASB issued Statement No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with



                        Iron Star Development, Inc.
                     Notes to the Financial Statements
                               June 30, 2005

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS -continued-
-----------------------------------------------------

early application encouraged. The Company does not expect the adoption of have a material impact to the Company's financial position or results of operations.

In October 2002, the FASB issued Statement No. 147, "ACQUISITION OF CERTAIN FINANCIAL INSTITUTIONS - AN AMENDMENT OF FASB STATEMENTS NO. 72 AND 144 AND FASB INTERPRETATION NO. 9", which removes acquisition of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible asset of financial institutions such as depositor - and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used.

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

In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION TRANSITION AND DISCLOSURE an amendment of FAS 123. SFAS No. 148 amends SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This Statement also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The adoption of the interim disclosure provisions of SFAS No. 148 did not have nay impact on the Company's financial position, results of operations or cash flows.


                        Iron Star Development, Inc.
                     Notes to the Financial Statements
                             September 30, 2005

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS -continued-
-----------------------------------------------------

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



                        Iron Star Development, Inc.
                     Notes to the Financial Statements
                             September 30, 2005

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS -continued-
-----------------------------------------------------

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

NOTE 8 - REVERSE STOCK SPLIT
----------------------------

On July 7, 2004, the Company elected to undergo a reverse stock split on the basis of one hundred shares into one share of the Company's common stock. The split is reflected in the balance sheet as of the audit date and as of September 30, 2005.

NOTE 9 - SUBSEQUENT EVENT
-------------------------

On October 24, 2005, a term sheet was entered into among Call Key Limited, Highgate House Funds Ltd., the Company, and Wallace Boyack. On that same date the Company entered into two terms sheets. One was between the Company and Highgate House Funds Ltd. for a bridge note in the amount of $800,000 (hereafter "Bridge Term Sheet"). The other term sheet was regarding a shareholder equity distribution agreement between the Company and Cornell Capital Partners LP.

Under the Bridge Term Sheet, the Company agreed to issue bridge notes to Highgate in an amount of up to $800,000 (the "Bridge Notes") and to issue Highgate warrants for up to 160,000 shares of common stock for a term of three years with an exercise price of $0.001 (the "Warrants"). In exchange for the purchase of the Bridge Notes, the Company will grant Highgate a security interest in all of its assets and will issue shares of common stock in an amount equal to five time the total amount of the Bridge Notes to be held in escrow in the event of a default (the "Escrow Shares").

The Bridge Notes when issued will have a term of eighteen months and will bear interest at ten per cent per annum. The Company may redeem the Bridge Notes prior to their maturity at a price equal to 120% of the face amount redeemed plus any accrued interest. Highgate at its option may convert all or some of the Bridge Notes plus any accrued and unpaid interest into shares of the Company common stock at the price of $1.00 per share.

As a condition to closing, the Company shall have entered into a Standby Equity Distribution Agreement ("SEDA") with Cornell Capital Partners, LP ("Cornell"), agreed to a written use of proceeds from the Bridge Notes, and executed all documents related to the Bridge Notes.

On October 24, 2005, the Company entered into a term sheet with Cornell pursuant to which Cornell shall commit to purchase over two years from the date of the effectiveness of a registration statement described below up to $10,000,000 of the Company's common stock in increments of $1,000,000 (each such increment, an "Advance"). The purchase price shall be 97% of the lowest daily volume weighted average price of the common stock during the five consecutive trading days after notice is given requesting an advance.

The Company is required to file a registration statement with the U.S. Securities and Exchange Commission to register the resale of the Company's common stock issued to Cornell pursuant to the SEDA. The registration statement shall include the shares of common stock underlying the Warrants and the Escrow Shares.

The Company entered into a term sheet (the "Merger Term Sheet") with CallKey Group Limited ("CallKey") under which the parties have agreed to enter into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") by and among the Company, CallKey and a to be formed wholly-owned subsidiary of the Company ("Merger Corp."). Under the Merger Term Sheet, Merger Corp. will merge with and into CallKey (the "Merger"), as a result of which the Company will acquire all of the issued and outstanding shares of CallKey and thereby CallKey will become a wholly owned subsidiary of the Company.

CallKey shareholders will receive 10,776,080 shares of the Company common stock and the shareholders of the Company immediately prior to the Merger will retain 307,888 shares of common stock of the Company 115,542 of which shares shall be returned by Wallace Boyack to the Company's treasury. The Company shall issue its consultant, Viking Investments Group II, Inc., 1,231,552 shares of the Company's common stock for its services. After giving effect to the Merger, the shares of common stock into which the Bridge Notes are convertible and the Warrants, the Company will have approximately 13,275,520 shares of common stock issued and outstanding.

The Merger Term Sheet further provides that the Company Board of Directors after the closing of the Merger shall consist of five members. Also, it is contemplated that the current officers and directors of the Company shall resign and simultaneously appoint new directors and such executive officers as determined by CallKey. All securities issued pursuant to the Merger will be "restricted" stock and subject to all applicable re-sale restrictions specified in the federal and state securities laws.

The parties' obligation to consummate the Merger are subject to certain closing conditions including (i) obtaining all necessary board of director, shareholder and third party consents; and (ii) satisfactory completion of all necessary technical and legal due diligence by the parties.

Call Key has agreed that through January 22, 2006, (the "Exclusivity Period") it will not enter into any agreement or consummate any transaction with any third party, in whatever form other than in the ordinary course of business (including, without limitation, joint venture, sale, license, distribution agreement, etc.) or enter into any other transaction that would preclude the consummation of the transactions contemplated by the Merger Agreement.

Since October 24, 2005, there have been negotiations and discussions regarding the various agreements including the retainer agreement for legal representation and the SEDA. Both the retainer agreement and the SEDA will most likely be terminated and canceled. The negotiations are ongoing and no assurance can be given that the transactions contemplated by the agreements including the merger with CallKey and discussed herein will be completed and consummated.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Plan of Operations.

     We have not engaged in any material operations during the period ended September 30, 2005. Over the past several years we have not engaged in any material operations other than matters pertaining to our corporate existence. We intend to continue to seek the acquisition of assets, property, or business that may be beneficial to us and our shareholders.

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

Result of Operations.

     For the quarter ended September 30, 2005, we had limited operations. During the quarter ended September 30, 2005, we had no revenues and incurred expenses of $1,087 with a net loss of $(1,087) compared to no revenues and no expenses and no net loss for the same period a year earlier.

     For the nine month period ended September 30, 2005, we had no revenues and incurred expenses of $6,939 with a net loss of $(6,939) compared to no revenues and no expenses and no net loss for the same period a year earlier.

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

Item 1. Legal Proceedings.  None, not applicable.

Item 2. Changes in Securities. None, not applicable.

Item 3. Defaults upon Senior Securities. None, not applicable.

Item 4. Matters Submitted to a Vote of the Company's Shareholders. None, not applicable.

Item 5. Other Information. The Company filed a report on Form 8-K on October 28, 2005. On October 24, 2005, a term sheet was entered into among Call Key Limited, Highgate House Funds Ltd., the Company, and Wallace Boyack. On that same date the Company entered into two terms sheets. One was between the Company and Highgate House Funds Ltd. for a bridge note in the amount of $800,000 (hereafter "Bridge Term Sheet"). The other term sheet was regarding a standby equity distribution agreement between the Company and Cornell Capital Partners LP.

Under the Bridge Term Sheet, the Company agreed to issue bridge notes to Highgate in an amount of up to $800,000 (the "Bridge Notes") and to issue Highgate warrants for up to 160,000 shares of common stock for a term of three years with an exercise price of $0.001 (the "Warrants"). In exchange for the purchase of the Bridge Notes, the Company will grant Highgate a security interest in all of its assets and will issue shares of common stock in an amount equal to five time the total amount of the Bridge Notes to be held in escrow in the event of a default (the "Escrow Shares").

The Bridge Notes when issued will have a term of eighteen months and will bear interest at ten per cent per annum. The Company may redeem the Bridge Notes prior to their maturity at a price equal to 120% of the face amount redeemed plus any accrued interest. Highgate at its option may convert all or some of the Bridge Notes plus any accrued and unpaid interest into shares of the Company common stock at the price of $1.00 per share.

As a condition to closing, the Company shall have entered into a Standby Equity Distribution Agreement ("SEDA") with Cornell Capital Partners, LP ("Cornell"), agreed to a written use of proceeds from the Bridge Notes, and executed all documents related to the Bridge Notes.

On October 24, 2005, the Company entered into a term sheet with Cornell pursuant to which Cornell shall commit to purchase over two years from the date of the effectiveness of a registration statement described below up to $10,000,000 of the Company's common stock in increments of $1,000,000 (each such increment, an "Advance"). The purchase price shall be 97% of the lowest daily volume weighted average price of the common stock during the five consecutive trading days after notice is given requesting an advance.

The Company is required to file a registration statement with the U.S. Securities and Exchange Commission to register the resale of the Company's common stock issued to Cornell pursuant to the SEDA. The registration statement shall include the shares of common stock underlying the Warrants and the Escrow Shares.

The Company entered into a term sheet (the "Merger Term Sheet") with CallKey Group Limited ("CallKey") under which the parties have agreed to enter into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") by and among the Company, CallKey and a to be formed wholly-owned subsidiary of the Company ("Merger Corp."). Under the Merger Term Sheet, Merger Corp. will merge with and into CallKey (the "Merger"), as a result of which the Company will acquire all of the issued and outstanding shares of CallKey and thereby CallKey will become a wholly owned subsidiary of the Company.

CallKey shareholders will receive 10,776,080 shares of the Company common stock and the shareholders of the Company immediately prior to the Merger will retain 307,888 shares of common stock of the Company 115,542 of which shares shall be returned by Wallace Boyack to the Company's treasury. The Company shall issue its consultant, Viking Investments Group II, Inc., 1,231,552 shares of the Company's common stock for its services. After giving effect to the Merger, the shares of common stock into which the Bridge Notes are convertible and the Warrants, the Company will have approximately 13,275,520 shares of common stock issued and outstanding.

The Merger Term Sheet further provides that the Company's Board of Directors after the closing of the Merger shall consist of five members. Also, it is contemplated that the current officers and directors of the Company shall resign and simultaneously appoint new directors and such executive officers as determined by CallKey. All securities issued pursuant to the Merger will be "restricted" stock and subject to all applicable re-sale restrictions specified in the federal and state securities laws.

The parties' obligation to consummate the Merger are subject to certain closing conditions including (i) obtaining all necessary board of director, shareholder and third party consents; and (ii) satisfactory completion of all necessary technical and legal due diligence by the parties.

Call Key has agreed that through January 22, 2006, (the "Exclusivity Period") it will not enter into any agreement or consummate any transaction with any third party, in whatever form other than in the ordinary course of business (including, without limitation, joint venture, sale, license, distribution agreement, etc.) or enter into any other transaction that would preclude the consummation of the transactions contemplated by the Merger Agreement.

Since October 24, 2005, there have been negotiations and discussions regarding the various agreements including the retainer agreement for legal representation and the SEDA. Both the retainer agreement and the SEDA will most likely be terminated and canceled. The negotiations are ongoing and no assurance can be given that the transactions contemplated by the agreements including the merger with CallKey and discussed herein will be completed and consummated.


Item 6. Exhibits and Reports on Form 8-K.
     A. EXHIBITS

No.    Description
3(i)   Restated Articles of Incorporation-previously filed.
 (ii)  Bylaws-previously filed.
10.1 Letter of Intent dated October 24, 2005, regarding a Merger by and among CallKey Group Limited, Iron Star development, Inc., Highgate House Funds, Ltd., and Wallace Boyack.
10.2 Term Sheet dated October 24, 2005, regarding the Bridge Notes between Iron Star Development, Inc., and Highgate House Funds, Ltd.
10.3 Term Sheet dated October 24, 2005, regarding the SEDA between Iron Star Development, Inc., and Cornell Capital Partners, LP.
33.1   Certification pursuant to Section 302.
33.2   Certification pursuant to Section 302.

       B. Reports on Form 8-K.

       During the period on approximately October 28, 2005, we filed one report on Form 8-K.




                                 Signatures

  In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date November 15, 2004

Iron Star International, Inc.


By s/Wallace Boyack
-------------------------------------
President and Chief Executive Officer

By s/Wallace Boyack
-------------------------------------
Chief Financial Officer








