Form 10KSB
period 2005-12-31
IRON STAR DEVELOPMENT, INC.
filed 2006-04-03
CIK 1307624

SEC File No.  000-51012

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                FORM 10-KSB

 Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005.

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

Yes   x   No        The issuer is not aware of any delinquent filers.
    ----    -----

Indicate by check mark whether the registrant is a shell company as defined
in Rule 12b-2 of the Exchange Act.   Yes [X] No [ ]

State issuer's revenues for its most recent fiscal year: None.

The aggregate market value of the voting stock held by non-affiliates as of December 31, 2005, was nil.

Issuer involved in bankruptcy proceedings during past five years. N/A.

The number of shares issued and outstanding as of March 29, 2005, was 307,899 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE.

Any documents incorporated by reference in this report are stated in Item 13 of this report.

Transitional Small Business Disclosure Format.  Yes     No  X
                                                   ----   -----

                                   PART I

Item 1. Description of Business.

  Iron Star Development, Inc. (the "Company", "we", "us", and "our") was organized on October 18, 1985, under the laws of the State of Utah, having the purpose of any lawful business. Initially, we had authorized capital of 100,000,000 shares of common stock, par value of $.001 per share. In approximately February 1986 we sold 8,862,750 shares of our common stock at $.02 per share in an offering registered with the U.S. Securities and Exchange Commission on Form S-18. We realized proceeds of approximately $160,000. We entered the mining business and concentrated on antimony in Nevada. This venture was unsuccessful. Formerly we were known as Brittany Development, Inc., and on July 12, 2004, we restated our articles of incorporation and changed our name to Iron Star Development, Inc., and provided for authorized capital of 40,000,000 shares of common stock, par value of $.001 per share.

In addition, the issued and outstanding shares were subject to a reverse split of 100 shares into one share by shareholder action on June 23, 2004.

  We voluntarily filed a registration statement on Form 10-SB to make information more readily available to the public and to become eligible for listing on the OTCBB sponsored by the National Association of Securities Dealers, Inc. Management believes that being a reporting company under the Securities Exchange Act of 1934 ("Exchange Act") enhances our efforts to acquire or merge with an operating business.

  We are obligated to file certain interim and periodic reports including an annual report with audited financial statements.

  Any company that is merged into or acquired by us will become subject to the same reporting requirements as we have.

  Our principal offices are located at the office of our president at 175 South Main Street, No. 1212, Salt Lake City, Utah 84111 and our telephone number is (801)596-3337.

Our Business

  We have no recent operating history. No representation is made, and none is intended, that we have the ability to carry on future business activities successfully. Further, there is no assurance that we will merge with or acquire an operating business, a business opportunity or assets that have material value and achieve success.

  Recently we filed a Report of Change in Majority of Directors pursuant to Rule 14f-1 and we sent to our shareholders a copy of this Report. Information in the report and this report on Form 10-KSB regarding Harbin Yinhai Technology Development Company Limited ("Harbin Yinhai") or its management has been provided to Iron Star by Tian Ling, who is the Chief Executive Officer of Harbin Yinhai.


  Our Chief Executive Officer and majority shareholder has entered into a Share Purchase Agreement with Tian Ling, a resident of Harbin, China. The Agreement provides for the sale by Mr. Boyack to Mrs. Tian of 165,441 shares of our common stock for a price of $525,000. Mrs. Tian will use her personal funds to make the purchase. The sale will be completed promptly after Iron Star files its Annual Report on Form 10-KSB for the year ended December 31, 2005. After the sale is completed Mrs. Tian will own 53.7% of the outstanding common shares of the Company. The Company is not a party to the Share Purchase Agreement.

   The Agreement provides that the Company's Board of Directors will be increased to four member. The present directors of the Company will appoint Mrs. Tian and three individuals she has designated to serve as Directors. The three current Directors will then resign from their positions as officers and directors of Iron Star.

   Mrs. Tian is the founder and Chief Executive Officer of Harbin Yinhai, which is engaged in the business of commercial printing in China and also markets plasma arc cutting machines and data security services.

  On March 17, 2006, we filed a Report of Change in Majority of Directors on Form 14f-1 announcing and advising that a change in control was imminent. Existing directors will resign and four directors will be appointed. Although there are not any binding agreements to do so, it is anticipated that new management will make an acquisition. Mrs. Tian owns control of Harbin Yinhai (the company mentioned in the previous paragraph) in Harbin, China, that may be acquired in the future in a stock for stock transaction. Present management is unable to determine additional details about Mrs. Tian's business.

   Present management has no information about the various criteria new management will use in evaluating business opportunities and acquisitions. It is anticipated that new management will develop its own procedures, methods, and criteria.

  In the past it was anticipated an evaluation would consider several factors, including but not limited to, potential benefits, present and future profits, working capital requirements, operating history, present and anticipated competition, future growth prospects, stage of development or exploration, future funding requirements, management, and other factors deemed relevant to the specific circumstances. In its analysis, management had discretion to give whatever weight or consideration to these factors it deemed appropriate. New management may not consider these factors or may consider these factors as well as other factors.

  Potential risks cannot be identified because of the limited information about the Company's future prospects and activities. Potential business opportunities may involve new and untested products, processes or market strategies which may fail.


Potential Acquisition or Merger Structure

  In any future acquisition it is likely that current shareholders will own only a small minority of the surviving business entity. We are unable to determine what the terms of any future acquisition may be. Existing shareholders, in such event, will experience substantial dilution and a change in control.

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

   Previously our shares had not traded in the public market for more than ten years. Any trading of the our shares in the near term will be on the electronic bulletin board of the NASD or in the over the counter market on the "pink sheets" provided by the National Quotations Bureau. Section 15g-2 of the regulations under the Exchange Act requires broker-dealers transacting trades in penny stock to provide potential investors with a disclosure statement detailing the risks of investing in penny stocks and to have the investor sign a receipt of the disclosure statement before any transactions may occur in the investor's account. Also, broker-dealers must approve the account of an investor purchasing penny stocks. After we make any acquisition, most likely our shares of common stock will still be classified as a "penny stock."

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

Principal Products or Services.

  Presently we have no products or services.

Competition

  Any small business faces competition from larger, stronger competitors. Usually these competitors have greater capital, market recognition, larger resources, more experienced staff and management, and more assets. No assurance can be given that the Company will make a suitable acquisitions that is beneficial to existing shareholders.

Facilities, Equipment and Employees

  Our offices are located at the office of our president in Salt Lake City, Utah. We have no employees. Present management has not been advised of the address of the Company's new office.

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

   None.

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

Part II.
Item 5. Market for Common Equity and Related Stock Matters.

  There is only a limited public trading market for our common equity. During the period covered by this report we made no sale or other disposition of our shares of common stock. We have approximately 90 shareholders.

  We are listed on the OTCBB and have a symbol of "ISDV". We can give no assurance that new management will comply with the requirements to maintain the OTCBB listing. Presently price quotations, if any, for our shares are available by using the trading symbol. Our share prices may be volatile and subject to broad price movements.

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

  For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received, prior to the purchase, the purchaser's written consent for the transaction. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery of a risk disclosure document relating to the penny stock market prior to the first transaction. A broker-dealer must also disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. These rules may restrict the ability of broker-dealers to trade and/or maintain our common stock and may affect the ability of shareholders to sell their shares.

Dividend Policy

  We have not declared nor paid cash dividends nor made distributions in the past. We do not anticipate that we will pay cash dividends or make distributions in the foreseeable future.

Item 6. Management's Discussion and Analysis of Plan of Operation

THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE
CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS FORM 10-KSB.

  We are a development stage company as we have limited assets, operations and income. It is believed that during the next twelve months we will acquire the Company in which Mrs. Tian is the principal shareholder. Nonetheless, we will need capital to maintain our operations and to maintain us as an entity and to file appropriate reports with the Securities and Exchange Commission. As part of the transaction with Mrs. Tian the payable to the related party as shown in the balance sheet will be forgiven.

  Management believes that inflation has not and will not have a material effect on our operations. If we are involved in a merger or acquisition, management will evaluate the possible effects of inflation on operations and our business.

Plan of Operation

  Present management has not been advised of the plan of operation of new management that it will following during the next twelve months. Most likely the Company will acquire Harbin Yinhai. The Company will continue to have its reporting obligations with the SEC and other activities required by statute to maintain its corporate existence.

     Given our current status selling our securities or borrowing from commercial sources is unlikely. As of December 31, 2005, we had no current assets and current liabilities of $13,248.

   For the year ended December 31, 2005, we had no revenues and we had expenses of $7,976 and a net loss of $(7,976) and a net loss per share of $.03.

  For the year ended December 31, 2004, we had no revenues and we had expenses $4,442 and a net loss of $(4,442) and a net loss per share of $.01. The increase in expenses was caused by increased fees associated with our filing of periodic reports with the SEC and additional services provided by our auditors.

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

Item 7. Financial Statements.

  Financial statements for the years ended December 31, 2005, and 2004.

                        Iron Star Development, Inc.
                       ( A Development Stage Company)
                            Financial Statements
                             December 31, 2005
                                    and
                             December 31, 2004














          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
          --------------------------------------------------------

To the Stockholders and Directors of
Iron Star Development, Inc.

We have audited the accompanying balance sheets of Iron Star Development, Inc. (a development stage company) as of December 31, 2005 and 2004, and the related statements of operations, stockholders' equity, and cash flows for the years then ended, and the period January 1,2004 (Inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the PCAOB (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Iron Star Development, Inc. at December 31, 2005 and 2004, and the results of its operations and cash flows for the periods then ended and the period January 1, 2004 (Inception) to December 31, 2005 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Iron Star Development, Inc. will continue as a going concern. As discussed in
Note 6 to the financial statements, Iron Star Development, Inc. has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
March 20, 2006



                        Iron Star Development, Inc.
                       ( A Development Stage Company)
                               Balance Sheets

                                                        December 31,
                                                     2005          2004
                                                 ------------  ------------
                                   Assets
Total Assets                                     $     -       $     -
------------                                     ------------  ------------

                    Liabilities and Stockholders' Equity

Current Liabilities
-------------------

  Accounts Payable - Related Party               $     13,248   $     4,372
  Taxes Payable                                             -           900
                                                 ------------  ------------
   Total Current Liabilities                           13,248         5,272

   Total Liabilities                                   13,248         5,272

Stockholders' Equity
--------------------
  Common Stock 40,000,000 Shares Authorized at
   $.001 Par Value; 307,899 Shares Issued and
   Outstanding, Retroactively Restated                    307           307
  Additional Paid in Capital                          (1,027)       (1,027)
  Accumulated Deficit since December 31, 2002
   (development stage) when a deficit of $260,718
   was eliminated in connection with a
   quasi-reorganization                              (12,528)       (4,552)
                                                 ------------  ------------
   Total Stockholders' Equity                        (13,248)       (5,272)
                                                 ------------  ------------
   Total Liabilities and Stockholders' Equity    $          -  $          -
                                                 ============  ============



 The accompanying notes are an integral part of these financial statements
                                     11

                        Iron Star Development, Inc.
                       ( A Development Stage Company)
                          Statements of Operations
                                December 31,

                                                                    From
                                                                (Inception)
                                                                  January
                                                                 1, 2004 to
                                                               December 31,
                                       2005          2004          2005
                                   ------------  ------------  ------------

Revenue                            $     -       $     -       $     -
-------                            ------------  ------------  ------------

Expenses
--------
  General and Administrative             7,976         4,442        12,528
                                   ------------  ------------  ------------
   Total Expenses                        7,976         4,442        12,528
                                   ------------  ------------  ------------
   Income (Loss) From Operations        (7,976)       (4,442)      (12,528)

   Income (Loss) Before Taxes           (7,976)       (4,442)      (12,528)

   Taxes                                 -             -             -
                                   ------------  ------------  ------------
   Net (Loss)                      $    (7,976)  $    (4,442)  $   (12,528)
                                   ============  ============  ============
   Basic Earnings Per Share
      Loss Per Common Share        $      (.03)  $      (.01)
                                   ============  ============
  Weighted Average Outstanding
   Shares Retroactively Restated       307,899       307,899
                                   ============  ============







 The accompanying notes are an integral part of these financial statements
                                     12

                        Iron Star Development, Inc.
                       ( A Development Stage Company)
                     Statements of Stockholders' Equity
                  January 1, 2004 though December 31, 2005


                                Common Stock        Paid In    Accumulated
                            Shares      Amount      Capital       Deficit
                        ------------ -----------  -----------  ------------
Balance,
  January 1, 2004           307,899         307       (1,027)         (110)

Net Loss Year Ended
  December 31, 2004                -           -            -       (4,442)
                        ------------ -----------  -----------  ------------
Balance,
  December 31, 2004         307,899         307       (1,027)       (4,552)

Net Loss Year Ended
  December 31, 2005                -           -            -       (7,976)
                        ------------ -----------  -----------  ------------
Balance,
  December 31, 2005         307,899  $      307   $   (1,027)  $   (12,528)
                        ============ ===========  ===========  ============

































 The accompanying notes are an integral part of these financial statements

                        Iron Star Development, Inc.
                       ( A Development Stage Company)
                          Statements of Cash Flows

                                                                              From
                                                                          (Inception)
                                                                            January
                                                                           1, 2004 to
                                                                         December 31,
                                                 2005          2004          2005
                                             ------------  ------------  ------------
Cash Flows from Operating Activities
------------------------------------

  Net Loss                                   $    (7,976)  $    (4,442)  $   (12,528)
  Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Increase (Decrease) in Taxes Payable             (900)          100          (800)
   Increase (Decrease) in Accounts Payable-
     Related Party                                 8,876         4,342        13,328
                                             ------------  ------------  ------------
   Net Cash Provided by Operating Activities       -             -             -

Cash Flows from Investing Activities               -             -             -
------------------------------------         ------------  ------------  ------------
   Net Cash Provided by Investing Activities       -             -             -

Cash Flows from Financing Activities               -             -             -
------------------------------------         ------------  ------------  ------------

   Net Cash Provided by Financing Activities       -             -             -

   Net Increase (Decrease) In Cash                 -             -             -

   Cash, Beginning of Period                       -             -             -
                                             ------------  ------------  ------------
   Cash, End of Period                       $     -       $     -       $     -
                                             ============  ============  ============

Supplemental Cash Flow Information
----------------------------------

  Interest                                   $     -       $     -       $     -
  Income Taxes                                     -             -             -





 The accompanying notes are an integral part of these financial statements.
                                     14

                        Iron Star Development, Inc.
                       ( A Development Stage Company)
                     Notes to the Financial Statements
                             December 31, 2005

NOTE 1 - CORPORATE HISTORY
--------------------------

Iron Star Development, Inc. (the "Company") was incorporated in Utah on October 18, 1985, as Brittney Development, Inc., for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship as defined by Statement of Financial Accounting Standards (SFAS) No. 7.

The Company has yet to fully develop any material income from its stated primary objective and it is classified as a development stage company. However, the Company is currently seeking a business opportunity to merge with or acquire, but to date has not located any such business opportunities. There is no assurance that the Company will be successful in finding any business opportunity to merge with or acquire.

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

Fair Value of Financial Instruments- The fair value of the Company's cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate carrying value based on their effective interest rates compared to current market prices.

                        Iron Star Development, Inc.
                       ( A Development Stage Company)
                     Notes to the Financial Statements
                             December 31, 2005

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

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes.
There were no temporary differences at December 31, 2005 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards of $12,528 at December 31, 2005. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 2005 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2023.

The deferred tax asset and the valuation account is as follows at December 31, 2005 and 2004:

                                                     December 31,
                                                 2005          2004
                                             ------------  ------------
  Deferred tax asset:
   Deferred noncurrent tax asset             $     1,879   $       683
  Valuation allowance                             (1,879)         (683)
                                             ------------  ------------
     Total                                   $     -       $     -
                                             ============  ============



                        Iron Star Development, Inc.
                       ( A Development Stage Company)
                     Notes to the Financial Statements
                             December 31, 2005

NOTE 3 -INCOME TAXES -continued-
--------------------------------

The components of Income Tax expense are as follows:

                                                    December 31,
                                                 2005          2004
                                             ------------  ------------
  Current Federal Tax                        $     -       $     -
  Current State Tax                                -             -
  Change in NOL benefit                           (1,196)         (573)
  Change in allowance                              1,196           573
                                             ------------  ------------
                                             $     -       $     -
                                             ============  ============

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

NOTE 5 - RELATED PARTY TRANSACTIONS
-----------------------------------

Since 2002, the president of the Company has paid $13,248 of operating expenses in behalf of the Company. This balance still remains at December 31, 2005. The Company intends on repaying the President when funds are available to do so.

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

                        Iron Star Development, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                             December 31, 2005

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

                        Iron Star Development, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                             December 31, 2005

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS -continued-

In May 2005, the FASB issued SFAS No. 154, "ACCOUNTING CHANGES AND ERROR
CORRECTIONS".   This Statement replaces APB Opinion No. 20 and SFAS No. 3.
APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period, rather than being reported in an income statement. The new standard will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes the adoption of new standard will not have a material effect on its financial position, results of operations, cash flows, or previously issued financial reports.

NOTE 8 - COMMON STOCK
---------------------

On July 7, 2004, the Company elected to undergo a reverse stock split on the basis of one hundred shares into one share of the Company's common stock. As a result, 1,331 shares of the Company's common stock has been issued due to rounding. The financials have been retroactively restated for the split.

NOTE 9 - LOSS PER SHARE
-----------------------
The Company's loss per share of common stock is based on the weighted average number of common shares outstanding at the financial statement date consisting of the following:

                                                 2005          2004
                                             ------------  ------------
BASIC LOSS PER SHARE:
  Net loss                                   $    (7,976)  $    (4,442)
  Shares outstanding                             307,899       307,899
                                             ------------  ------------
  Loss per basic share                       $      (.03)  $      (.01)
                                             ============  ============


                                     19
                        Iron Star Development, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                             December 31, 2005

NOTE 9 - SUBSEQUENT EVENT
-------------------------

On March 7, 2006, a share purchase agreement was entered into between the president of the company and Mrs. Ling of Harbin, China. The agreement provides that Mrs. Ling will purchase 165,441 shares of common stock for payment of $525,000, which shares represent approximately 53% of the issued and outstanding shares of the Company. On March 17, 2006, the Company filed a Form 14-F which gave notice of the change in control. In addition, the Company is obligated to file its annual report on Form 10-KSB and the Company's current directors will resign and increase the number of directors to four and appoint four directors: Tian Ling, Xie Guihong, Du Song, and Lao Chengxu. Both the resignations and the appointments of the directors will be effective upon the closing of the share purchase agreement.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

  None.

Item 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of our management as of a date December 31, 2005, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

Item 8B.  Other information.

    None.

                                 Part III.

Item 9. Directors, Executive Officers, Promoters, and Control Persons

  The executive officers and directors of the Company are as follows:

  Name, Age and Office
  ---------------------------------------------------------------------
  Wallace Boyack, 64, Director, President, and Chief Financial Officer. 175 South Main Street, No. 1212
  Salt Lake City, Utah 84111

  Thomas Harkness, 61, Director and Secretary.
  175 South Main Street, No. 1212
  Salt Lake City, Utah 84111

  Jacki Bartholomew, 45, Director
  175 South Main Street, No. 1212
  Salt Lake City, Utah 84111

The following are biographical summaries of the experience of the officers and directors of the Company and control persons.



  Wallace T. Boyack, age 64, graduated from the University of Utah College of Business receiving in 1966, a Bachelor's Degree in Accounting and a Master of Business Administration, and was graduated from Georgetown University Law Center in 1971, holding a Juris Doctorate. Since 1981, Mr. Boyack has been an attorney in private practice. Mr. Boyack is an officer and a director of North Horizon, Inc., and Chill Tech Industries, Inc., both companies have public shareholders. Mr. Boyack holds more than ten per cent of the issued and outstanding shares of Global Web, Inc., an inactive company with public shareholders.

  Thomas L. Harkness, age 61, was graduated from the University of Utah receiving a bachelor's degree in accounting in 1968. Mr Harkness is licensed as a certified public accountant. Since 1981 Mr. Harkness has been engaged in private practice as an accountant. Mr. Harkness is also a director of North Horizon, Inc.

   Jacki Bartholomew, age 45, graduated from the University of Phoenix in 1998 receiving a bachelor's degree in business management. For the past five years, Ms. Bartholomew has had employment as a marketing specialist for memberships in an organization for businesses, and a product specialist and an account executive with companies providing software to the health care industry. Ms. Bartholomew also provides training and assistance to data processing personnel. Ms. Bartholomew is a director of North Horizon, Inc.

  Our president may be deemed a "promoter" of the Company as that term is defined in the Securities Act of 1933, as amended.

  All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. We have no standing committees.

  None of our officers or directors during the past five years has been involved in any events, such as petitions in bankruptcy, receivership or insolvency, criminal convictions, or proceedings relating to securities violations.

   Upon the closing of the Share Purchase Agreement, the current members of the Board of Directors will appoint Mrs. Tian and three individuals designated by her to serve as members of the Company's Board of Directors. Mrs. Tian is the founder and Chief Executive Officer of Harbin Yinhai, which is engaged in the business of commercial printing in China and also markets plasma arc cutting machines and data security services. The individuals designated by Mrs. Tian to serve as management are the principal members of the management of Harbin Yinhai.

     Name                Age  Position
     Tian Ling           42   Chairman, Chief Executive Officer
     Xie Guihong         43   Vice President, Director
     Du Song             59   Chief Financial Officer, Director
     Lao Chengxu         34   Secretary, Director

     Tian Ling founded Harbin Yinhai in 1998, and has served as Chairman and Chief Executive Officer since its founding.

     Xie Guthong has been employed as the Vice General President of Harbin Yinhai since 1998.


     Du Song has been employed as Financial Controller of Harbin Yinhai since 1998. Ms Du is qualified as a certified public accountant in China.

     Lao Chengxu has been employed since 2000 as the Board Secretary of Harbin Yinhai and is Director of Investments and Business Development.


     The Board of Directors will not have an audit committee or a nominating committee immediately after the closing the Share Purchase Agreement because of the small size of the Board. The Board will not have an "audit committee financial expert" within the definition given by the Regulations of the Securities and Exchange Commission. The Board members expect to recruit an audit committee financial expert to join the Board during 2006.

Officer Remuneration

  As of December 31, 2005, we had no employment contracts with any officers or directors. No one was paid a salary and received compensation in any form of $60,000 or more in any year since at least 2000.

Officer and Director Compensation

  Our directors are not compensated for attending meetings of the Board of Directors. In the future the directors may be compensated for their services. No decision has been made as to the manner or type of future compensation.

  None of the individuals who will serve as members of the Board of Directors after the closing of the Share Purchase Agreement received compensation from Harbin Yinhai for services during 2005 that exceeded $100,000. None has an employment agreement with Harbin Yinhai.

Section 16(a) Beneficial Ownership Reporting Compliance

   During the past year all reports required to be filed under Section 16(a) were filed.

Item 10. Executive Compensation

  During the year ended December 31, 2005, we paid no compensation either as salary or benefits to any officer or director. No cash compensation, deferred compensation or long-term incentive awards were issued or granted to the management during the year ended December 31, 2005.

  There are no arrangements for compensation for services provided by the directors during the past calendar year.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners.

  The following table sets forth information, to the best of our knowledge, as of December 31, 2005, with respect to each person known to own beneficially more than 5% of the issued and outstanding common stock, each director and all directors and officers as a group.


Name and Address              Amount and Nature of     Percent
of Beneficial Owner           Beneficial Ownership     of Class(1)
---------------------------   --------------------     --------------
Wallace Boyack                        165,541                54
175 So. Main St., No.1212
Salt Lake City, Utah 84111

Vincent Tabatneck*
152 D Twinhills Drive
Boonton Township, New Jersey           30,000                 9.7

Saied Nakhai*                          19,358                 6.2
48 West 300 South, #908N
Salt Lake City, Utah 84111

Mainco* **                             26,150                 8.5
50 South Main St., #500
Salt Lake City, Utah 84144
---------------------------   --------------------     --------------
                                      241,049                78

*Based on information from our shareholder records. We have made no independent verification of this information.

** Mainco was a name used by Main Street Securities, Inc. Main Street was a broker-dealer that years ago ceased operations. Our belief is that the shares held in the name of Mainco are, in part, held in street name for its clients.

Security Ownership of Management

  Other than the shares of common equity owned by Wallace Boyack none of the other directors and officer owns any shares of common equity.
Accordingly all executive officers and directors as a group own 165,541 or 53% of the issued and outstanding shares.

  (1) Based on 307,899 shares of common stock outstanding as of December
31, 2005.

Item 12. Certain Relationships and Related Transactions.

  During year ended December 31, 2005, the president advanced funds for the payment of corporate expenses in the amount of $7,976.


Item. 13 EXHIBITS

No.       Description
3(i)      Articles of Incorporation               Previously filed
 (ii)     Bylaws                                  Previously filed
31.       Certification Chief Executive Officer
32.       Certification Chief Operating Officer

No reports on Form 8-K were filed during the last quarter of calendar year ended December 31, 2004.

The Company filed a Form 14f-1 on March 17, 2006, with the U.S. Securities and Exchange Commission which is incorporated by reference. This Form was mailed to shareholders on the dated filed.

ITEM 14. Principal Accountant Fees and Services

     Audit Fees

     Chisholm, Bierwolf, and Nilson billed $2,770 to the Company for professional service rendered for the audit of our 2005 financial statements and $2,544 for professional services rendered for the audit of our 2004 financial statements.

     Audit-related Fees

     Chisholm, Bierwolf, and Nilson bill $1,502 to the Company in 2005 and $1,168 in 2004 for assurance and related services that are reasonably related to the performance of the audit or review of the quarterly financial statements.

     Tax Fees

     Chisholm, Bierwolf, and Nilson billed $0 to the Company in 2005 and $0 in 2004 for professional services rendered for tax compliance, tax advice, and tax planning.

     All Other Fees

     Chisholm, Bierwolf, and Nilson bill $0 to the Company in 2005 and $0 in 2004 for services not described above.

     It is the policy of the Company's Board of Directors that all services other than audit review or attest services, must be pre-approved by the
Board of Directors.   All of the services described above were approved by
the Board of Directors.








                                 Signatures


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                              Iron Star Development, Inc.,
                              Registrant

                              /s/ Wallace Boyack
                              -------------------------------------------
                              Wallace Boyack,
                              President, Chief Executive Officer and
                              Chief Financial Officer and Director.

Date: March 30, 2006.


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of he Registrant and in the capacities and on the dates indicated.

                              /s/Wallace Boyack
                              -------------------------------------------
                              Wallace Boyack,
                              President, Chief Executive Officer and
                              Chief Financial Officer and Director.

Date: March 30, 2006.

                              /s/Thomas L. Harkness
                              -------------------------------------------
                              Thomas L. Harkness, Secretary and Director
Date: March 30, 2006.




