Form 10QSB
period 2006-03-31
IRON STAR DEVELOPMENT, INC.
filed 2006-05-15
CIK 1307624

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                FORM 10-QSB

[X]    	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2006

[ ]    	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from _____ to _____

                         Commission File No. 0-51012

                          IRON STAR DEVELOPMENT, INC.
               ----------------------------------------------
               (Name of Small Business Issuer in its Charter)


            Utah                                          87-0427336
        ---------------------------------------------------------------
        (State or Other Jurisdiction of       (I.R.S. Employer I.D. No.)
         incorporation or organization)

              41-40 Union Street, Suite 6J, Flushing, NY 11355
              ------------------------------------------------
                  (Address of Principal Executive Offices)

                                718-359-2682
                         --------------------------
                         Issuer's Telephone Number:

         175 South Main Street, No. 1212, Salt Lake City, UT 84111
         ---------------------------------------------------------
               (Former Address, if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes  [X]   No  [ ]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act)  Yes  [X]   No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                             May 12, 2006
                             Common Voting Stock: 307,899

Transitional Small Business Disclosure Format (check one): Yes  [ ]  No [X]

                        IRON STAR DEVELOPMENT, INC.
                       (A Development Stage Company)
                             Balance Sheets

                                                     March       December
                                                    31, 2006     31, 2005
                                                   ----------   ----------
                                                  (Unaudited)
ASSETS

Total Assets                                       $      -      $      -
                                                    =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities
  Accounts Payable                                 $  2,801      $      -
  Accounts Payable - Related Party                   13,248        13,248
                                                    -------       -------
Total Current Liabilities                            16,049        13,248
                                                    -------       -------
Total Liabilities                                    16,049        13,248
                                                    -------       -------
Stockholders' Equity
 Common Stock 40,000,000 Shares Authorized at
  $.001 Par Value; 307,899 Shares Issued and
  Outstanding, Retroactively Restated                   307           307
 Additional Paid in Capital                          (1,027)       (1,027)
 Accumulated Deficit since December 31, 2002
  when a deficit of $260,718 was eliminated
  in connection with a quasi-reorganization         (15,329)      (12,528)
                                                    -------       -------
Total Stockholders' Equity                          (16,049)      (13,248)
                                                    -------       -------
Total Liabilities and Stockholders' Equity         $      -      $      -
                                                    =======       =======


The accompanying notes are an integral part of these financial statements.

                         IRON STAR DEVELOPMENT, INC.
                        (A Development Stage Company)
                          Statements of Operations
                                 (Unaudited)

                                                 For the Three Months Ended
                                                         March 31,
                                                     2006         2005
                                                 -----------   ----------
Revenue                                          $        -   $        -
                                                  ---------     --------

Expenses
 General and Administrative                           2,801        5,852
                                                  ---------     --------
Total Expenses                                        2,801        5,852
                                                  ---------     --------
Income (Loss) From Operations                        (2,801)      (5,852)
                                                  ---------     --------
Income (Loss) Before Taxes                           (2,801)      (5,852)

Taxes                                                     -            -
                                                  ---------     --------
Net (Loss)                                       $  (2,801)    $  (5,852)
                                                  ========      ========
Basic Earnings Per Share:
 Loss Per Common Share                           $    (.01)    $    (.02)
                                                  ========      ========
Weighted Average Outstanding Shares
 Retroactively Restated                            307,899       307,899
                                                  ========      ========


The accompanying notes are an integral part of these financial statements.

IRON STAR DEVELOPMENT, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

                                                 For the Three Months Ended
                                                         March 31,
                                                     2006        2005
                                                  ---------    ---------
Cash Flows from Operating Activities
 Net Loss                                        $  (2,801)   $   (5,852)
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Increase (Decrease) in Taxes Payable                  -             -
   Increase (Decrease) in Accounts
     Payable-Related Party                               -         3,294
   Increase (Decrease) in Accounts Payable           2,801         2,558
                                                  --------      --------
 Net Cash Provided by Operating Activities               -             -
                                                  --------      --------

Cash Flows from Investing Activities                     -             -
                                                  --------      --------
  Net Cash Provided by Investing Activites               -             -
                                                  --------      --------

Cash Flows from Financing Activities                     -             -
                                                  --------      --------
  Net Cash Provided by Financing Activities              -             -
                                                  --------      --------

Net Increase (Decrease) In Cash                          -             -

Cash, Beginning of Period                                -             -
                                                  --------      --------

Cash, End of Period                              $       -     $       -
                                                  ========      ========

Supplemental Cash Flow Information
----------------------------------
 Interest                                         $     -      $       -
 Income Taxes                                           -              -


The accompanying notes are an integral part of these financial statements.

                        Iron Star Development, Inc.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                             March 31, 2006

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

Statement of Financial Accounting Standards No. 109 "ACCOUNTING FOR INCOME TAXES" requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.
Iron Star Development, Inc.

                       (A Development Stage Company)
                     Notes to the Financial Statements
                             March 31, 2006

NOTE 3 -INCOME TAXES (Continued)
--------------------

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at March 31, 2006 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards of $15,329 at March 31, 2006. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at March 31, 2006 have been offset by valuation reserves in the same amount.
 The net operating losses begin to expire in 2023.


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

NOTE 5 - RELATED PARTY TRANSACTIONS
-----------------------------------

Since 2002, the president of the Company has paid $13,248 of operating expenses in behalf of the Company. This balance still remained at March 31, 2006, but was forgiven by the president subsequent to that date.

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


NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

In May 2005, the FASB issued SFAS No. 154, "ACCOUNTING CHANGES AND ERROR
CORRECTIONS".   This Statement replaces APB Opinion No. 20 and SFAS No.
3. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of Iron Star Development, Inc.
                                      -6-

                         (A Development Stage Company)
                       Notes to the Financial Statements
                                March 31, 2005

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS (Continued)
-----------------------------------------

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


NOTE 8 - SUBSEQUENT EVENT
-------------------------

On March 7, 2006, a share purchase agreement was entered into between the president of the company and Mrs. Tian Ling of Harbin, China. The agreement provided that Mrs. Tian would purchase 165,441 shares of common stock for payment of $525,000, which shares represent approximately 53% of the issued and outstanding shares of the Company. On March 17, 2006, the Company filed a Form 14f-1 which gave notice of the change in control. In addition, the Company was obligated to file its annual report on Form 10-KSB and the Company's current directors would resign and increase the number of directors to four and appoint four directors:
Tian Ling, Xie Guihong, Du Song, and Lao Chengxu. The closing of the share purchase, the resignations and the appointments of the new directors occurred on April 3, 2006.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS

Plan of Operations

     We intend to negotiate for one or more acquisitions of operating businesses or properties, preferably in fields with which our Management is familiar. Any acquisition that we make is likely to involve the issuance of a large number of shares of capital stock. If, in the alternative, we initiate a new business, it will be likewise likely that we will finance the new operations by selling a large number of shares of capital stock.

Liquidity and Capital Resources

     On March 31, 2006, the Company had no operating assets and $13,248 in liabilities, all of which were owed to the then-President of the Company. On April 3, 2006 the President sold his interest in the Company and resigned from his position as officer and director. In connection with that transition, the President waived all debts owed to him by the Company.

     Our new President, Tian Ling, will fund the administrative expenses of our Company until we initiate or acquire a new business operation. Accordingly, although we have no operations or assets, we expect that our Company can sustain its business for the next year and the foreseeable future.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. Tian Ling, our Chief Executive Officer, and Du Song, our Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2006. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Ms. Tian and Ms. Du concluded that the Company's system of disclosure controls and procedures was effective as of March 31, 2006 for the purposes described in this paragraph.

     Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company's first fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 6.	Exhibits

     31.1    Rule 13a-14(a) Certification - Chief Executive Officer
     31.2    Rule 13a-14(a) Certification - Chief Financial Officer
     32      Rule 13a-14(b) Certification


                                 SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     IRON STAR DEVELOPMENT, INC.


Date: May 12, 2006                   By: /s/ Tian Ling
                                         ----------------------------------
                                         Tian Ling, Chief Executive Officer

                                     By: /s/ Du Song
                                         -----------------------------------
                                         Du Song, Chief Financial Officer,
                                          Chief Accounting Officer