Form 10QSB
period 2006-06-30
IRON STAR DEVELOPMENT, INC.
filed 2006-08-21
CIK 1307624

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                FORM 10-QSB

[X]    	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2006

[ ]    	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from _____ to _____

                         Commission File No. 0-51012

                         IRON STAR DEVELOPMENT, INC.
               ----------------------------------------------
               (Name of Small Business Issuer in its Charter)

              Utah                                     87-0427336
   ----------------------------------------------------------------------
   (State or Other Jurisdiction of             (I.R.S. Employer I.D. No.)
    incorporation or organization)

              41-40 Union Street, Suite 6J, Flushing, NY 11355
              ------------------------------------------------
                   (Address of Principal Executive Offices)

                                718-359-2682
                         -------------------------
                         Issuer's Telephone Number

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes [X]   No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                              August 21, 2006
                              Common Voting Stock: 18,307,899

Transitional Small Business Disclosure Format (check one):   Yes [ ]  No [X]

                          IRON STAR DEVELOPMENT, INC.

                          CONSOLIDATED BALANCE SHEET

                                JUNE 30, 2006

                                 (UNAUDITED)
ASSETS

Current Assets:
 Cash and cash equivalents                             $    319,604
 Accounts receivable, net                                 1,244,751
 Prepaid expenses                                               138
 Inventory (Note 4)                                         320,508
                                                         ----------
 Total current assets                                     1,885,001
                                                         ----------

Property and Equipment, net (Note 5)                      1,848,947

Other Receivable (Note 6)                                   822,251

Contracts deposit                                            19,030
                                                         ----------
Total Assets                                           $  4,575,229
                                                         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and accrued expenses                 $    526,603
 Others payable                                              20,462
 Deferred revenue                                           343,642
 Taxes payable                                               40,628
 Dividend payable (Note 7)                                   15,333
                                                         ----------
 Total Current Liabilities                                  946,668

Minority Interest                                           349,057

Stockholders' Equity:
 Common stock, $0.001 par value, 40,000,000 shares
  authorized; 307,899 shares issued and outstanding
  as of June 30, 2006                                        18,307
 Additional Paid-in capital                               2,327,345
 Retained earnings                                          808,398
 Accumulated other comprehensive income                     125,454
                                                         ----------
 Stockholders' Equity                                     3,279,504
                                                         ----------
Total Liabilities and Stockholders' Equity             $  4,575,229
                                                         ==========

See Notes to Financial Statements

                          IRON STAR DEVELOPMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (UNAUDITED)

                             For the Three Months Ended For the Six Months Ended
                                      June 30,                  June 30,
                                2006         2005          2006         2005
                             -------------------------- ------------------------
Revenues
 Printing                     $ 1,629,653 $  845,086    $ 2,357,319 $ 1,377,612
 Equipment trading                695,427    211,126      1,065,977     587,213
 Software solutions                     -      7,656              -       7,656
                                ---------  ---------      ---------   ---------
 Total revenue                  2,325,080  1,063,868      3,423,296   1,972,481
                                ---------  ---------      ---------   ---------
Cost of sales
 Printing                       1,228,373    515,529      1,816,832     916,114
 Equipment trading                600,315    269,543        910,888     562,824
 Software solutions                     -      6,442              -       6,442
                                ---------  ---------      ---------   ---------
 Total cost of sales            1,828,688    791,514      2,727,720   1,485,380
                                ---------  ---------      ---------   ---------

Gross Profit                      496,392    272,354        695,576     487,101

Operating Expenses
 Selling expenses                  99,749     54,806        198,985     125,374
 General and administrative        54,792     39,278        118,396     112,255
                                ---------  ---------      ---------   ---------
 Total Operating Expenses         154,541     94,084        317,381     237,629
                                ---------  ---------      ---------   ---------

Income (Loss) from Operation      341,851    178,270        378,195     249,472

Other Income (Expenses)
 Dividend tax                    (245,912)         -       (245,912)          -
 Interest income                      213      1,797            880       2,173
                                ---------  ---------      ---------   ---------
 Total other income (expenses)   (245,699)     1,797       (245,032)      2,173
                                ---------  ---------      ---------   ---------
Income before income tax and
 minority interest                 96,152    180,067        133,163     251,645

Provision for Income Tax           51,312     36,657         56,864      37,747
                                ---------  ---------      ---------   ---------
Income before Minority Interest    44,840    143,410         76,299     213,898

Minority Interest                  29,075     14,341         32,221      21,390
                                ---------  ---------      ---------   ---------
Net Income                         15,765    129,069         44,078     192,508

Other Comprehensive Income
 Effects of Foreign Currency
  Conversion                       28,184          -         28,184           -
                                ---------  ---------      ---------   ---------
Comprehensive Income (Loss)   $    43,949  $ 129,069    $    72,262 $   192,508
                                =========  =========      =========   =========

Basic and Fully Diluted
 Earnings per Share           $      0.00  $    0.01    $      0.00 $      0.01
                                =========  =========      =========   =========
Weighted average shares
 outstanding                   18,307,000 18,307,000     18,307,000  18,307,000
                               ========== ==========     ==========  ==========

See Notes to Financial Statements.

                         IRON STAR DEVELOPMENT, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (UNAUDITED)
                                                   For the Six Months Ended
                                                           June 30,
                                                      2006          2005
Operating Activities                               ------------------------

 Net income (loss)                                 $   72,262    $  192,508

 Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities:
  Minority interest                                    32,221        21,390
  Depreciation                                        116,360        82,634
 Changes in operating assets and liabilities:
  (Increase)/Decrease in accounts receivable         (663,790)      212,481
  (Increase)/Decrease in prepaid expenses                (138)       49,888
  (Increase)/Decrease in inventory                    395,410       147,009
  (Increase)/Decrease in contracts deposit            (19,030)            -
  Increase/(Decrease) in accounts payable and
   accrued expenses                                     4,497       (27,678)
  Increase/(Decrease) in other payable                (35,170)          (71)
  Increase/(Decrease) in deferred revenue             136,504       (73,767)
  Increase/(Decrease) in taxes payable                (86,062)      (10,386)
  Increase/(Decrease) in payable to minority           15,333             -
                                                    ---------     ---------
 Net cash provided (used) by operating activities     (31,603)      594,008
                                                    ---------     ---------
Investing Activities
 Payback of loan to shareholders                            -        43,900
 Loans to a director                                 (376,978)            -
 Purchase of fixed assets                             (24,753)     (526,061)
                                                    ---------     ---------
 Net cash (used) by investing activities             (401,730)     (482,161)
                                                    ---------     ---------
Financing Activities
 Dividend and dividend tax paid                      (279,516)            -
                                                    ---------     ---------
 Net cash provided (used) by financing activities    (279,516)            -
                                                    ---------     ---------

Increase (decrease) in cash                          (712,850)      111,847

Effects of exchange rates on cash                       8,471             -

Cash at beginning of period                         1,023,983     1,067,390
                                                    ---------     ---------
Cash at end of period                              $  319,604    $1,179,237
                                                    =========     =========

Supplemental Disclosures of Cash Flow Information:

Cash paid (received) during year for:
 Interest                                          $        -    $        -
                                                    =========     =========

 Income taxes                                      $    3,990    $        -
                                                    =========     =========

See Notes to Financial Statements.

                         IRON STAR DEVELOPMENT, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)

Note 1- BASIS OF PRESENTATION

     The consolidated financial statements of Iron Star Development, Inc. and subsidiary (collectively, the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended December 31, 2005.

Note 2- ORGANIZATION AND OPERATIONS

     Iron Star Development, Inc. ("Iron Star") was incorporated in Utah on October 18, 1985, as Brittney Development, Inc., for the purpose of seeking and consummating a merger or acquisition with a business entity.

     On June 29, 2006, the Company executed a share exchange agreement (the "Share Exchange") with Winner Sea Group Limited ("Winner Sea"), whereby the shareholders of Winner Sea exchanged their Winner Sea shares for 18,000,000 shares of Iron Star common stock, representing 98.3% of the outstanding Iron Star shares.

     Winner Sea is a business company organized under the laws of the British Virgin Islands on January 12, 2006. It has conducted no business. It is a holding company whose only asset is shares in Harbin Yinhai Technology Development Company
Limited ("Harbin Yinhai") that represent 90% of the outstanding shares in Harbin Yinhai. The remaining 10% of Yinhai is owned by Ms. Xie Guihong.

     Harbin Yinhai is a company located in Harbin City, Heilongjiang Province, the People's Republic of China ("PRC"). Founded in
1998, Harbin Yinhai has developed into a leading participant in the PRC's financial note printing industry. Harbin Yinhai is one of only fifteen companies to which the PRC government has issued the Special Industry Operating Permit and the Government
Securities and Documents Duplicating Permit, which are the licenses required in order to be engaged in printing bank vouchers in the PRC.

     As a result of the Share Exchange, the transaction was treated for accounting purposes as a reverse merger by the accounting acquirer (Winner Sea) and as a reorganization of the accounting acquiree (Iron Star). Accordingly, the historical financial statements presented prior to the merger are the historical financial statements of Winner Sea, which includes Winner Sea's majority owned subsidiary Harbin Yinhai.

     Iron Star and Winner Sea are hereafter referred to as the "Company."

                         IRON STAR DEVELOPMENT, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)

Note 3- SIGNIFICANT ACCOUNTING POLICIES

Economic and Political Risks

     The Company faces a number of risks and challenges since its assets are located in Harbin City, PRC, and its revenues are derived from its operations therein. The PRC is a developing country with an early stage market economic system, overshadowed by the state. Its political and economic systems are very different from the more developed countries and are in a state of change. The PRC also faces many social, economic and political challenges that may produce major shocks and instabilities and even crises, in both its domestic arena and in its relationships with other countries, including the United States. Such shocks, instabilities and crises may in turn significantly and negatively affect the Company's performance.

Basis of Presentation

     The accompanying financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This basis of accounting differs from that used in the statutory accounts of the Company, which are prepared in accordance with the "Accounting Principles of China ("PRC GAAP"). Certain accounting principles, which are stipulated by US GAAP, are not applicable in the PRC GAAP. The difference between PRC GAAP accounts of the Company and its US GAAP financial statements is immaterial.

     The Company maintains its books and accounting records in PRC currency "Renminbi" ("RMB"), which is determined as the functional currency.
Assets and liabilities of the Company are translated at the prevailing exchange rate at each period end. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income statement accounts and cash flow are translated at the average rate of exchange during the period. Translation adjustments arising from the use of different exchange rates from period to period are included in the cumulative translation adjustment account in shareholders' equity. Gain and losses resulting from foreign currency transactions are included in operations.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries which require consolidation. Inter-company transactions have been eliminated in consolidation.

Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.. Actual results could differ from those estimates.

                         IRON STAR DEVELOPMENT, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)

Note 3- SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

     The Company derives revenues from the sales of printed products and re-sale of purchased third parties equipment and software. The Company recognizes its revenues net of related business taxes and value added taxes. In accordance with the SEC's Staff Accounting Bulletin No. 104, Revenue Recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

     (a) Sales of printed products

     The Company recognizes revenue from the sale of printed forms upon delivery to the customers and the transfer of title and risk of loss. Because the majority of products are customized to meet customer specifications, product returns are not significant.

     (b) Re-sale of purchased third parties equipments that does not require significant modification or customization. Revenue from sale of plasma arc cutting machines and the associated spare parts is recognized at the time of delivery of products to customers and when the title and ownership are passed to the customers.

     (c) Re-sale of purchased third parties software that require significant modification or customization. Software solution revenues are principally derived from resale of purchased third parties software and related hardware and provision of related implementation and testing services. The contracts are accounted for as one unit of accounting as the criteria for separation are not met, and revenue for billed amounts is recognized when customer's acceptance is obtained provided that no significant obligations remain.

Cost of Sales

     Cost of revenue includes the costs of papers, direct labor, sub-contracting charges, inks, depreciation and purchase cost of plasma arc cutting machines and the spare parts and the purchase cost of data security and back-up software.

Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Trade accounts receivable, accounts payable, and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of the instruments.

                         IRON STAR DEVELOPMENT, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)

Note 3- SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

     Accounts receivable are recorded at the invoiced amount and do not bear interest The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements' assessment of known requirements, aging of receivables, payment history, the customer's current credit worthiness and the economic environment. Based upon the aforementioned criteria, management has determined that no provision for uncollectible accounts is required as of June 30, 2006.

Inventories

     Inventories include material, labor and factory overhead and are stated at lower of cost or market value, cost being determined on a weighted average method. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.

Property, Plant and Equipment

     Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following estimated useful lives, taking into account any estimated residual value:

                                        Depreciable Life     Residual Value
                                        ----------------     --------------
     Building                             20 years                5%
     Machinery and equipment              10 years                5%
     Office equipment                      5 years                5%
     Motor vehicles                       10 years                5%


     Expenditure for maintenance and repairs is expensed as incurred

                         IRON STAR DEVELOPMENT, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)

Note 3- SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long Lived Assets

     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of', a long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. The Company reviews long-lived assets to determine the carrying values are not impaired.

Advertising Cost

     The Company expenses advertising costs as incurred in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-7, "Reporting for Advertising Costs". Advertising costs amounted to $8,598 for the six months ended June 30, 2006.

Income tax

     The Company accounts for income taxes in interim periods as required by Accounting Principles Board Opinion No. 28 "Interim Financial
Reporting" and as interpreted by FASB Interpretation No. 18,
"Accounting for Income Taxes in Interim Periods". The Company has determined an estimated annual effect tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during the Company's fiscal year to its best current estimate.
The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period.
The Company is subject to taxes in China. Pursuant to the PRC Income
Tax Laws, the Company is generally subject to enterprise income tax
("EIT") at a statutory rate of 33% (30% national income tax plus 3% local income tax) and as the Company is registered and approved as a new and high technology enterprise in the Harbin region, it is entitled to a 15% preferential income tax rate.

Segment Reporting

     SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organization structure as well as information about geographical areas, business segments and major customers in financial statements: The
Company operates in three principal-business segments.

                         IRON STAR DEVELOPMENT, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)

Note 3- SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currencies Translation

     The reporting currency of the Company is the US dollar. The Company uses their local currency, Renminbi, as their functional currency. Results of operations and cash flow are translated at average exchange rates during the period, contributed capital accounts are translated using the historical rate of exchange when capital is injected, and assets and liabilities are translated at the unified exchange rate as quoted by the People's Bank of China at the end of each reporting period. This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies.

     All foreign exchange transactions in PRC must take place either through the People's Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with invoices, shipping documents and signed contracts.

     Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) and amounted to $125,458 as of June 30, 2006. The balance sheet amounts with the exception of equity at June 30, 2006 were translated at 7.99 RMB to $1.00 USD. The equity accounts were stated at their historical rate. The average translation rate of 8.02 RMB to $1.00 USD for the six months ended June 30, 2006 was applied to income statement accounts.

     Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Interim Financial Information

     The unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows as at June 30, 2006, and 2005, have been included. Readers of these financial statements should note that the interim results for the six month period ended June 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

Earnings Per Share

     Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.
As of June 30, 2006, there are no potentially dilutive securities issued and outstanding.

                         IRON STAR DEVELOPMENT, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)

Note 3- SIGNIFICANT ACCOUNTING POLICIES (continued)

China Contribution Plan and Statutory Reserves

     (a)     China Contribution Plan

     Full-time employees of the Company are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees' salaries. The total contributions made for such employee benefits was $11,625 for the six months ended June 30, 2006.

     (b)     Statutory Reserves

     The Company is required to make appropriations to three reserve funds, the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net earnings and determined in accordance with generally accepted accounting principles of the People's Republic of China (the "PRC GAAP")': Appropriation to the statutory surplus reserve should be at least 10% of the after-tax net earnings until the reserve is equal to 50% of the Company's registered capital. Appropriation to the statutory public welfare fund is 10% of the after-tax net earnings determined in accordance with PRC GAAP. The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. No appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors.
The statutory surplus reserve fund and statutory public welfare fund are included into retained earnings in

     The Company usually make appropriations to these three reserve funds at the fiscal year end pursuit to PRC GAAP. Accordingly, the Company made no appropriations for the six months ended June 30, 2006.

Note 4- INVENTORIES

     Inventories consist of the following:

                                                 June 30, 2006
                                                 -------------
     Raw materials                                $ 195,623
     Work-in-progress                                     -
     Finished goods                                   4,538
     Goods held for sale                            120,347
                                                    -------
     Total Inventory                              $ 320,508
                                                    =======

                         IRON STAR DEVELOPMENT, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)


Note 5- PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                 June 30, 2006
                                                 -------------
     Building                                    $  546,128
     Machinery and equipment                      1,646,422
     Office equipment                                45,760
     Motor vehicles                                 454,640
                                                  ---------
                                                  2,692,950
     Less: Accumulated depreciation                (844,003)
                                                  ---------
     Total                                       $1,848,947
                                                  =========

     Depreciation expense charged to operations was $116,360 and $82,634 for the six months ended June 30, 2005 and 2004, respectively.

Note 6- OTHER RECEIVABLES

     "Other receivable" represents temporary short-term loans to a third party before the Company went public. These loans are unsecured, non-interest bearing and have no fixed terms of repayment. The Board of Directors and Management are taking actions to collect these loans.

Note 7- DIVIDEND PAID-PAYABLE

     On May 25, 2006 the 90% owned subsidiary, Harbin Yinhai., declared a dividend of $1,372,538. Pursuant to the local tax law, Harbin Yinhai paid tax of $274,508 on the dividend declared on May 25, 2006. Harbin Yinhai then paid a partial dividend of $50,080 in cash to the shareholders and reduced a receivable due from the shareholders for $944,623 during June 2006. As of June 30, 2006, the balance of the dividend payable to the Company's minority shareholder was $15,333.

Note 8- COMMON STOCK

     On June 29, 2006, the Company executed a share exchange agreement (the "Share Exchange") with Winner Sea Group Limited ("Winner Sea"), pursuant to which the shareholders of Winner Sea exchanged their Winner Sea shares for 18,000,000 shares of Iron Star common stock, representing 98.3% of the outstanding Iron Star shares.

                         IRON STAR DEVELOPMENT, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)

Note 9- SEGMENT REPORTING

     The Company currently operates in three principal business segments. Management believes that the following table presents the useful information useful to the chief operation decision makers for measuring business performance and financing needs and preparing the corporate budget, etc. As all of the Company's customers are located in the PRC and the Company's revenues are generated in PRC, no geographical segment information is presented. The following is a summary of the Company's segment information for the six months ended June 30, 2006 and 2005:

                     2006

                         Printing Products  Equipment Trading  Software Solution
                         -----------------  -----------------  -----------------
Operating revenues        $     2,357,319    $    1,065,977     $         -
Gross profit                      540,487           155,089               -
Depreciation and
 amortization                     116,360                 -               -
Total assets                    4,933,743           536,110               -

                     2005
Operating revenues        $     1,377,612    $      587,213     $     7,656
Gross profit                      461,498            24,389           1,214
Depreciation and
 amortization                      82,634                 -               -
Total assets                    3,803,220           231,406          16,417


Note 10- CONCENTRATIONS AND RISKS

     The Company's business operations exist solely in the PRC and are subject to significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency limitations.

     The Company's results may thus be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies, laws, regulations, anti-inflationary measures, currency conversion and remittance limitation, and rates and methods of taxation, among other things.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS

     Results of Operations

     Our revenue in the first six months of 2005 increased by 74% over the revenue realized in the first six months of 2005. The increase was attributable to both our printing business (71% increase) and its equipment distribution business (82% increase). The increase in printing revenue resulted primarily from our investment in added capacity during the year, which enabled us to market our services more aggressively. The increase in distribution revenue was primarily the result of our acquisition of selling agents throughout China, which has opened a much larger market for the plasma arc cutting machines that we sell.

     Continued revenue growth in our printing services business will depend on whether we secure the capital needed to further expand our printing capacity. Our production facilities are currently working near to capacity. So an additional production line (estimate cost - $2,000,000) will be necessary if we are to sustain growth. We are currently exploring financing possibilities, but have not yet received a commitment for the funds.

     The gross margin realized by our subsidiary, Harbin Yinhai Technology Development Company Limited ("Harbin Yinhai") on sales in the first six months of 2006 decreased to 20% from 25% in 2004. The primary reason for the decline was a sharp decline in gross margin for printing services to 23% in the six months ended June 30, 2006, compared to 35% in the six months ended June 30, 2005. The decline in gross margin from printing primarily reflected the pricing of the particular contracts that we fulfilled in the recent six month period, and does not represent a long-term adjustment in gross margin. We still expect our gross margin from printing services to stay in the area of 33%.

     Our gross margin from equipment distribution continues to lag behind its historical level, and will do so in the future. In the six months ended June 30, 2006 equipment sales produced gross margin of 15%, compared to 4% in the six months ended June 30, 2005 and 23% in fiscal year 2004. Gross margin from equipment sales fell in 2005 and 2006 primarily as a result of our use of selling agents, whose compensation is a reduction to our margin. If we obtain the funding necessary to expand our printing capacity, we expect the printing portion of its business to grow faster than the equipment sales business. If that occurs, overall gross margin should increase towards the 33% margin that printing has historically produced.

     Operating expenses as a percentage of revenue fell to 9.3% in the first six months of 2006 (from 12.0% in the first six months of 2005) primarily as a result of the fact that our general and administrative expense increased only insignificantly ($6,141) while revenue increased by 74%. The disparity between our fixed costs and our revenue reflected our ability to increase our production without increasing our administrative overhead. Similarly we expect that if we obtain the funds needed to increase our printing production capacity, the resulting increase in our revenue will not require a corresponding increase in administrative expense, with the exception that new investment in equipment will cause an increase in depreciation expense.

     Since 1998, the development of our operations from their initiation to their current level of sophistication was funded by contributions to capital from our initial shareholders. In May 2006 Harbin Yinhai declared a dividend of $1,372,538, in order to reimburse those shareholders for a portion of their contributions. The Government of China imposes a tax on dividends, which resulted in a "dividend tax" of $245,912 in the quarter ended June 30, 2006. We do not expect to declare any dividends in the immediate future; so this reduction in income will not be recurring.

     The operations of our subsidiary, Harbin Yinhai, produced $322,210 in income for the six months ended June 30, 2006. However, because we own only 90% of Harbin Yinhai, we deducted a "minority interest" of $32,221 on our Statement of Operations. After that deduction, the addition of $28,184 in other comprehensive income produced by foreign currency conversions, and taking into account the expenses incurred by the parent corporation, our net income for the six months ended June 30, 2006 was $72,262. This fell short of the $192,508 in net income realized in the first six months of 2005 primarily due to the dividend tax incurred in the recent quarter.

     Liquidity and Capital Resources

     Since our subsidiary, Harbin Yinhai, was organized in 1998, the growth of its operations has been funded by contributions to capital by our Chairman, Mrs. Tian. With the $2.6 million that she invested, Harbin Yinhai has built its facilities and funded its operations, resulting in profitable operations for the past several years. As a result, at June 30, 2006 we had working capital totaling $938,333 and no debt.

     During the first six months of 2006 Harbin Yinhai reduced its cash position by $712,850, primarily due to an increase in accounts receivable of $663,790. The increase reflects business activity in the last weeks of the recent fiscal quarter. We expect to maintain good payment terms with our customers.

     Our assets include a debt of $822,251 classified as "other receivable." The line item represents the balance of an unsecured loan made to Harbin BinLuo in January 2005. Harbin BinLuo had loaned substantial funds to Harbin Yinhai earlier in the decade (which Harbin Yinhai repaid). The current loan is primarily for the purpose of balancing the obligation and strengthening the friendship of Harbin Yinhai with the debtor. The loan does not bear interest. Management expects that it will be repaid late in 2006.

     Our operations generated $1,283,300 in cash during 2005 and $725,441 during 2004. In the first six months of 2006 we used $31,603 in cash, primarily due to the increase in accounts receivable. We expect to return to positive cash flow for the remainder of 2006.

     Yinhai's business plan calls for significant investment the growth of Yinhai during 2006. We have budgeted $2,000,000 to purchase an additional production line. We also plan to spend $1,500,000 to purchase additional land on which to expand our production facilities. And we intend to devote $800,000 to increase our marketing program. It is our desire that the funds be obtained by the sale of equity. To date, however, we have not received any commitment of funds.

     Our capital is sufficient to fund our operations at their current level for the foreseeable future. Significant growth, however, will require that we obtain additional capital or incur debt.

     RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     You should carefully consider the risks described below before buying our common stock. If any of the risks described below actually occurs, that event could cause the trading price of our common stock to decline, and you could lose all or part of your investment.

                 I.  RISKS ATTENDANT TO OUR BUSINESS

     WE ARE OPERATING AT FULL CAPACITY AND MUST BUILD ADDITIONAL
FACILITIES IN ORDER TO GROW.

     At the present, our printing facilities are operating at close to capacity. We will not be able to meet the demand for our services or to grow significantly unless we invest substantial sums in increasing our production capacity. If we cannot obtain the funds needed for that investment, our business may stagnate.

     CURRENCY FLUCTUATIONS MAY ADVERSELY AFFECT OUR BUSINESS.

     We generate revenues and (with one exception) incur expenses and liabilities in Chinese RMB. However we report our financial results in the United States in U.S. Dollars. As a result, we are subject to the effects of exchange rate fluctuations between these currencies. Recently, there have been suggestions made to the Chinese government that it should adjust the exchange rate and end the linkage that in recent years has held the RMB-U.S. dollar exchange rate constant. If the RMB exchange rate is adjusted or is allowed to float freely against the U.S. dollar, our revenues, which are denominated in RMB, may fluctuate significantly in U.S. dollar terms. We have not entered into agreements or purchased instruments to hedge our exchange rate risks.

     The one exception to our practice of doing business in Chinese RMB is the fact that we pay U.S. Dollars for the plasma arc cutting equipment that we distribute. If the RMB is allowed to float against the U.S. Dollar, it is likely to reduce the price we pay for the equipment, which will make the equipment easier to sell in China. If the adjustment becomes too great, however, it is possible that Hypertherm may alter its marketing arrangements to accommodate the effect of the falling Dollar on its overall marketing strategy.

     OUR BUSINESS AND GROWTH WILL SUFFER IF WE ARE UNABLE TO HIRE AND RETAIN KEY PERSONNEL THAT ARE IN HIGHT DEMAND.

     Our future success depends on our ability to attract and retain highly skilled engineers, draftsmen, and technicians, as well as sales personnel experienced in international sales. Qualified individuals are in high demand in China, and there are insufficient experienced personnel to fill the demand. Therefore we may not be able to successfully attract or retain the personnel we need to succeed.

     WE MAY HAVE DIFFICULTY ESTABLISHING ADEQUATE MANAGEMENT AND
FINANCIAL CONTROLS IN CHINA.

     The People's Republic of China has only recently begun to adopt the management and financial reporting concepts and practices that investors in the United States are familiar with. We may have difficulty in hiring and retaining employees in China who have the experience necessary to implement the kind of management and financial controls that are expected of a United States public company. If we cannot establish such controls, we may experience difficulty in collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. standards.

     GOVERNMENT REGULATIONS COULD INCREASE OUR EXPENSES.

     We market our printing services to the financial services industry, which is highly regulated in China. The government of China has many regulations that govern the documents that we print, the way we print them, and the companies that are permitted to print them. The government is considering additional regulations, as it strives to modernize the Chinese financial services industry. One or more of those regulations could impose compliance costs on us that would adversely affect our profits.

     CAPITAL OUTFLOW POLICIES IN CHINA MAY HAMPER OUR ABILITY TO PAY DIVIDENDS TO SHAREHOLDERS IN THE UNITED STATES.

     The People's Republic of China has adopted currency and capital transfer regulations. These regulations require that we comply with complex regulations for the movement of capital. Although Chinese governmental policies were introduced in 1996 to allow the convertibility of RMB into foreign currency for current account items, conversion of RMB into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange. We may be unable to obtain all of the required conversion approvals for our operations, and Chinese regulatory authorities may impose greater restrictions on the convertibility of the RMB in the future. Because most of our future revenues will be in RMB, any inability to obtain the requisite approvals or any future restrictions on currency exchanges will limit our ability to fund our business activities outside China or to pay dividends to our shareholders.

     WE HAVE LIMITED BUSINESS INSURANCE COVERAGE.

     The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products, and do not, to our knowledge, offer business liability insurance. As a result, we do not have any business liability insurance coverage for our operations. Moreover, while business disruption insurance is available, we have determined that the risks of disruption and cost of the insurance are such that we do not require it at this time. Any business disruption, litigation or natural disaster might result in substantial costs and diversion of resources.

                 II.  RISKS ATTENDANT TO OUR MANAGEMENT

     OUR BUSINESS DEVELOPMENT WOULD BE HINDERED IF WE LOST THE SERVICES OR OUR CHAIRMAN.

     Tian Ling is the Chief Executive Officer of Iron Star Development, Inc. and of its operating subsidiary, Harbin Yinhai Technology Development Company, Inc. Mrs. Tian is responsible for strategizing not only our business plan but also the means of financing it. If Mrs. Tian were to leave Yinhai or become unable to fulfil her responsibilities, our business would be imperilled. At the very least, there would be a delay in the development of Yinhai until a suitable replacement for Mrs. Tian could be retained.

     IRON STAR DEVELOPMENT, INC. IS NOT LIKELY TO HOLD ANNUAL SHAREHOLDER MEETINGS IN THE NEXT FEW YEARS.

     Management does not expect to hold annual meetings of shareholders in the next few years, due to the expense involved. The current members of the Board of Directors were appointed to that position by the previous directors. If other directors are added to the Board in the future, it is likely that the current directors will appoint them. As a result, the shareholders of Iron Star will have no effective means of exercising control over the operations of Iron Star.

     YOUR ABILITY TO BRING AN ACTION AGAINST US OR AGAINST OUR DIRECTORS, OR TO ENFORCE A JUDGMENT AGAINST US OR THEM, WILL BE LIMITED BECAUSE WE CONDUCT ALL OF OUR OPERATIONS IN CHINA AND BECAUSE OUR MANAGEMENT RESIDES OUTSIDE OF THE UNITED STATES.

     We conduct all of our operations in China through our wholly-owned subsidiary. All of our directors and officers reside in China and all of the assets of those Chinese residents are located outside of the United States. As a result, it may be difficult or impossible for you to bring an action against us or against these individuals in the United States in the event that you believe that your rights have been infringed under the securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of the United States and of China may render you unable to enforce a judgment against our assets or the assets of our directors.

ITEM 3.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. Tian Ling, our Chief Executive Officer, and Du Song, our Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2006. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Ms. Tian and Ms. Du concluded that the Company's system of disclosure controls and procedures was effective as of June 30, 2006 for the purposes described in this paragraph.

     Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company's second fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 2.  (c) Unregistered sales of equity securities

     In June 2006 Iron Star Development issued a total of 18,000,000 shares of common stock to the shareholders of Winner Sea Group Limited. The shares were issued in exchange for the capital stock of Winner Sea Group. The sales were exempt pursuant to Section 4(2) of the Act since the sales were not made in a public offering and were made to individuals who had access to detailed information about Iron Star Development and were acquiring the shares for their own accounts. There were no underwriters.

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

                               IRON STAR DEVELOPMENT, INC.


Date: August 21, 2006          By: /s/ Tian Ling
                               -----------------------------------
                               Tian Ling, Chief Executive Officer

                               By: /s/ Du Song
                               -----------------------------------
                               Du Song, Chief Financial Officer,
                                Chief Accounting Officer