Form 10QSB/A
period 2006-06-30
XINYINHAI TECHNOLOGY, LTD.
filed 2006-11-17
CIK 1307624

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                               FORM 10-QSB/A
                             (Amendment No. 1)

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

Amendment No. 1
---------------
This amendment is being filed to correct an error in the initial filing.
A Dividend Tax was recorded as expense in the initial filing that was not properly recorded as expense of the Company. The Dividend Tax has been removed from expenses in this amended filing, and the derivative adjustments have been made.



                          IRON STAR DEVELOPMENT, INC.

                          CONSOLIDATED BALANCE SHEET

                                JUNE 30, 2006

                                 (UNAUDITED)
                                 (RESTATED)
ASSETS

Current Assets:
 Cash and cash equivalents                             $    319,604
 Accounts receivable, net                                 1,244,751
 Prepaid expenses                                               138
 Inventory (Note 4)                                         320,508
                                                         ----------
 Total current assets                                     1,885,001
                                                         ----------

Property and Equipment, net (Note 5)                      1,848,947

Other Receivable (Note 6)                                   822,251

Contracts deposit                                            19,030
                                                         ----------
Total Assets                                           $  4,575,229
                                                         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and accrued expenses                 $    526,603
 Others payable                                              20,462
 Deferred revenue                                           343,642
 Taxes payable                                               40,628
 Due to Affiliate                                            15,333
                                                         ----------
 Total Current Liabilities                                  946,668

Minority Interest                                           349,057

Stockholders' Equity:
 Common stock, $0.001 par value, 40,000,000 shares
  authorized; 307,899 shares issued and outstanding
  as of June 30, 2006                                        18,307
 Additional Paid-in capital                               2,327,345
 Retained earnings                                          808,398
 Accumulated other comprehensive income                     125,454
                                                         ----------
 Stockholders' Equity                                     3,279,504
                                                         ----------
Total Liabilities and Stockholders' Equity             $  4,575,229
                                                         ==========

See Notes to Financial Statements

                          IRON STAR DEVELOPMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (UNAUDITED)

                             For the Three Months Ended For the Six Months Ended
                                      June 30,                  June 30,
                                2006         2005          2006        2005
                             (RESTATED)                 (RESTATED)
                             -------------------------- ------------------------
Revenues
 Printing                     $ 1,629,653 $  845,086    $ 2,357,319 $ 1,377,612
 Equipment trading                695,427    211,126      1,065,977     587,213
 Software solutions                     -      7,656              -       7,656
                                ---------  ---------      ---------   ---------
 Total revenue                  2,325,080  1,063,868      3,423,296   1,972,481
                                ---------  ---------      ---------   ---------
Cost of sales
 Printing                       1,228,373    515,529      1,816,832     916,114
 Equipment trading                600,315    269,543        910,888     562,824
 Software solutions                     -      6,442              -       6,442
                                ---------  ---------      ---------   ---------
 Total cost of sales            1,828,688    791,514      2,727,720   1,485,380
                                ---------  ---------      ---------   ---------

Gross Profit                      496,392    272,354        695,576     487,101

Operating Expenses
 Selling expenses                  99,749     54,806        198,985     125,374
 General and administrative        54,792     39,278        118,396     112,255
                                ---------  ---------      ---------   ---------
 Total Operating Expenses         154,541     94,084        317,381     237,629
                                ---------  ---------      ---------   ---------

Income (Loss) from Operation      341,851    178,270        378,195     249,472

Other Income (Expenses)
 Interest income                      213      1,797            880       2,173
                                ---------  ---------      ---------   ---------
 Total other income (expenses)        213      1,797            880       2,173
                                ---------  ---------      ---------   ---------
Income before income tax and
 minority interest                342,064    180,067        379,075     251,645

Provision for Income Tax           51,312     36,657         56,864      37,747
                                ---------  ---------      ---------   ---------
Income before Minority Interest   290,752    143,410        322,211     213,898

Minority Interest                  29,075     14,341         32,221      21,390
                                ---------  ---------      ---------   ---------
Net Income                        261,677    129,069        289,990     192,508

Other Comprehensive Income
 Effects of Foreign Currency
  Conversion                       28,184          -         28,184           -
                                ---------  ---------      ---------   ---------
Comprehensive Income (Loss)   $   289,861  $ 129,069    $   318,174 $   192,508
                                =========  =========      =========   =========

Basic and Fully Diluted
 Earnings per Share           $      0.02  $    0.01    $      0.02 $      0.01
                                =========  =========      =========   =========
Weighted average shares
 outstanding                   18,307,000 18,307,000     18,307,000  18,307,000
                               ========== ==========     ==========  ==========

See Notes to Financial Statements.

                         IRON STAR DEVELOPMENT, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (UNAUDITED)
                                                   For the Six Months Ended
                                                           June 30,
                                                      2006          2005
                                                   (RESTATED)
Operating Activities                               ------------------------

 Net income (loss)                                 $  318,174    $  192,508

 Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities:
  Minority interest                                    32,221        21,390
  Depreciation                                        116,360        82,634
 Changes in operating assets and liabilities:
  (Increase)/Decrease in accounts receivable         (663,790)      212,481
  (Increase)/Decrease in prepaid expenses                (138)       49,888
  (Increase)/Decrease in inventory                    395,410       147,009
  (Increase)/Decrease in contracts deposit            (19,030)            -
  Increase/(Decrease) in accounts payable and
   accrued expenses                                     4,497       (27,678)
  Increase/(Decrease) in other payable                (35,170)          (71)
  Increase/(Decrease) in deferred revenue             136,504       (73,767)
  Increase/(Decrease) in taxes payable                (86,062)      (10,386)
  Increase/(Decrease) in payable to minority           15,333             -
                                                    ---------     ---------
 Net cash provided (used) by operating activities     214,309       594,008
                                                    ---------     ---------
Investing Activities
 Payback of loan to shareholders                            -        43,900
 Loans to a director                                 (376,978)            -
 Purchase of fixed assets                             (24,753)     (526,061)
                                                    ---------     ---------
 Net cash (used) by investing activities             (401,730)     (482,161)
                                                    ---------     ---------
Financing Activities
 Cash dividend paid                                  (524,428)            -
                                                    ---------     ---------
 Net cash provided (used) by financing activities    (524,428)            -
                                                    ---------     ---------

Increase (decrease) in cash                          (712,850)      111,847

Effects of exchange rates on cash                       8,471             -

Cash at beginning of period                         1,023,983     1,067,390
                                                    ---------     ---------
Cash at end of period                              $  319,604    $1,179,237
                                                    =========     =========

Supplemental Disclosures of Cash Flow Information:

Cash paid (received) during year for:
 Interest                                          $        -    $        -
                                                    =========     =========

 Income taxes                                      $    3,990    $        -
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

Note 7- COMMON STOCK

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

Note 8- SEGMENT REPORTING

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


Note 9 - CONCENTRATIONS AND RISKS

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

     The operations of our subsidiary, Harbin Yinhai, produced $322,210 in income for the six months ended June 30, 2006. However, because we own only 90% of Harbin Yinhai, we deducted a "minority interest" of $32,221 on our Statement of Operations. After that deduction, the addition of $28,184 in other comprehensive income produced by foreign currency conversions, and taking into account the expenses incurred by the parent corporation, our net income for the six months ended June 30, 2006 was $289,990, representing a 51% increase over the same period of 2005.

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

     Our operations generated $1,283,300 in cash during 2005 and $725,441 during 2004. In the first six months of 2006 our operations generated $214,309 in cash. Our expectation is that our operations will continue to contribute to our cash resources.

     Nevertheless, Yinhai's business plan calls for significant investment the growth of Yinhai during 2006. We have budgeted $2,000,000 to purchase an additional production line. We also plan to spend $1,500,000 to purchase additional land on which to expand our production facilities. And we intend to devote $800,000 to increase our marketing program. It is our desire that the funds be obtained by the sale of equity. To date, however, we have not received any commitment of funds.

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

                               IRON STAR DEVELOPMENT, INC.


Date: November 13, 2006        By: /s/ Tian Ling
                               -----------------------------------
                               Tian Ling, Chief Executive Officer

                               By: /s/ Du Song
                               -----------------------------------
                               Du Song, Chief Financial Officer,
                                Chief Accounting Officer