Form 10QSB
period 2006-09-30
XINYINHAI TECHNOLOGY, LTD.
filed 2006-11-20
CIK 1307624

U. S. Securities and Exchange Commission

Washington, D. C. 20549

       FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2006

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-51012

XINYINHAI TECHNOLOGY, LTD.
(Name of Small Business Issuer in its Charter)
Utah	87-0427336
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

41-40 Union Street, Suite 6J, Flushing, NY                                                                                          11355

(Address of principal executive offices)	(Zip Code)
718-359-2682
(Registrant’s telephone number including area code)

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

November 17, 2006

Common Voting Stock: 18,417,899

Transitional Small Business Disclosure Format (check one):      Yes [   ]     No [X]

XINYINHAI TECHNOLOGY, LTD.
(FORMERLY IRON STAR DEVELOPMENT, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

September 30,
2006
ASSETS
Current Assets:
Cash and cash equivalents	$1,159,551
Accounts receivable, net	934,165
Prepaid expenses	464,398
Inventory (Note 4)	556,318
Total current assets	3,114,433

Property and Equipment, net (Note 5)	1,813,680
Contracts deposit	25,573
Total Assets	$4,953,686

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$252,052
Others payable	32,050
Deferred revenue	315,664
Total Current Liabilities	599,766

Minority Interest	444,434

Stockholders' Equity:
Common stock, $0.001 par value, 40,000,000 shares authorized;
18,307,899 shares issued and outstanding as of September 30, 2006	18,307
Additional Paid-in capital	2,327,345
Retained earnings	1,392,455
Accumulated other comprehensive income	171,378
Stockholders' Equity	3,909,485
Total Liabilities and Stockholders' Equity	$4,953,686

See Notes to Financial Statements

XINYINHAI TECHNOLOGY, LTD.

(FORMERLY IRON STAR DEVELOPMENT, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2006	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2006	For the Nine Months Ended September 30, 2005
Revenues				
Printing	$ 1,516,447	$ 991,120	$ 3,873,766	$ 2,368,732
Equipment trading	574,150	304,352	1,640,127	891,565
Software solutions	-	58	-	7,714
Total revenue	2,090,597	1,295,530	5,513,893	3,268,011
Cost of sales				
Printing	652,526	509,724	2,469,358	1,425,838
Equipment trading	435,340	281,189	1,346,228	844,013
Software solutions	-	48	-	6,490
Total cost of sales	1,087,866	790,961	3,815,586	2,276,341
Gross Profit	1,002,731	504,569	1,698,307	991,670
Operating Expenses				
Selling expenses	106,142	119,613	305,127	244,987
General and administrative	84,511	53,607	259,771	165,862
Total Operating Expenses	190,653	173,220	564,898	410,849
Income (Loss) from Operation	812,078	331,349	1,133,409	580,821
Other Income (Expenses)				
Interest income	250	548	1,130	2,721
Total other income (expenses)	250	548	1,130	2,721
Income before income tax and minority interest	812,328	331,897	1,134,539	583,542
Provision for Income Tax	-	49,791	-	87,538
Income before Minority Interest	812,328	282,106	1,134,539	496,004
Minority Interest	90,275	28,210	122,496	49,600
Net Income	722,053	253,896	1,012,043	446,404
Other Comprehensive Income				
Effects of Foreign Currency Conversion	45,924	89,494	74,108	89,494
Comprehensive Income (Loss)	$ 767,977	$ 343,390	$ 1,086,151	$ 535,898
Basic and Fully Diluted Earnings per Share	$ 0.04	$ 0.02	$ 0.06	$ 0.03
Weighted average shares outstanding	18,307,000	18,307,000	18,307,000	18,307,000

See Notes to Financial Statements.

XIN YIN HAI TECHNOLOGY, LTD.
(FORMERLY IRON STAR DEVELOPMENT, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30, 2006	2005
Operating Activities		
Net income (loss)	$ 1,086,151	$ 535,898
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:		
Minority interest	122,496	49,600
Depreciation	175,044	132,966
Changes in operating assets and liabilities:		
(Increase)/Decrease in accounts receivable	(353,204)	53,796
(Increase)/Decrease in prepaid expenses	(464,398)	(50,835)
(Increase)/Decrease in inventory	159,600	2,545
(Increase)/Decrease in contracts deposit	(25,573)	-
Increase/(Decrease) in accounts payable and accrued expenses	(270,054)	64,559
Increase/(Decrease) in other payable	(23,582)	(71)
Increase/(Decrease) in deferred revenue	108,526	83,910
Increase/(Decrease) in taxes payable	(126,690)	(11,906)
Net cash provided (used) by operating activities	388,315	860,462
Investing Activities		
Payback of loan to shareholders	-	-
Loans to a director	0	0
Purchase of fixed assets	(48,170)	(583,017)
Net cash (used) by investing activities	(48,170)	(583,017)
Financing Activities		
Payback of loans from shareholders	310,978	(142,587)
Dividend and dividend tax paid	(525,428)	-
Net cash provided (used) by financing activities	(214,450)	(142,587)
Increase (decrease) in cash	125,695	134,858
Effects of exchange rates on cash	9,873	9,896
Cash at beginning of period	1,023,983	1,067,390
Cash at end of period	$ 1,159,551	$ 1,212,144
Supplemental Disclosures of Cash Flow Information:		
Cash paid (received) during year for:		
Interest	$ -	$ -
Income taxes	$ 3,887	$ 89,637

See Notes to Financial Statements.

XINYINHAI TECHNOLGY, LTD.

(FORMERLY IRON STAR DEVELOPMENT, INC.) AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

XINYINHAI TECHNOLGY, LTD.

(FORMERLY IRON STAR DEVELOPMENT, INC.) AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

September 30, 2006

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

Basis of Presentation

The accompanying financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This basis of accounting differs from that used in the statutory accounts of the Company, which are prepared in accordance with the "Accounting Principles of China " ("PRC GAAP"). Certain accounting principles, which are stipulated by US GAAP, are not applicable in the PRC GAAP. The difference between PRC GAAP accounts of the Company and its US GAAP financial statements is immaterial.

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

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

XINYINHAI TECHNOLGY, LTD.

(FORMERLY IRON STAR DEVELOPMENT, INC.) AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

September 30, 2006

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

b) Re-sale of purchased third parties equipments that does not require significant modification or customization. Revenue from sale of plasma arc cutting machines and the associated spare parts is recognized at the time of delivery of products to customers and when the title and ownership are passed to the customers.

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

XINYINHAI TECHNOLGY, LTD.

(FORMERLY IRON STAR DEVELOPMENT, INC.) AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

XINYINHAI TECHNOLGY, LTD.

(FORMERLY IRON STAR DEVELOPMENT, INC.) AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

September 30, 2006

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) and amounted to $171,378 as of September 30, 2006. The balance sheet amounts with the exception of equity at September 30, 2006 were translated at 7.899 RMB to $1.00 USD. The equity accounts were stated at their historical rate. The average translation rate of 8.001 RMB to $1.00 USD for the nine months ended September 30, 2006 was applied to income statement accounts.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Interim Financial Information

The unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows as at September 30, 2006, and 2005, have been included. Readers of these financial statements should note that the interim results for the nine month period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

Earnings Per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2006, there are no potentially dilutive securities issued and outstanding.

XINYINHAI TECHNOLGY, LTD.

(FORMERLY IRON STAR DEVELOPMENT, INC.) AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

Note 3- SIGNIFICANT ACCOUNTING POLICIES (continued)

China Contribution Plan and Statutory Reserves

(a) China Contribution Plan

Full-time employees of the Company are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees' salaries. The total contributions made for such employee benefits was $12,798 for the nine months ended September 30, 2006.

(b) Statutory Reserves

The Company is required to make appropriations to three reserve funds, the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net earnings and determined in accordance with generally accepted accounting principles of the People's Republic of China (the "PRC GAAP"). Appropriation to the statutory surplus reserve should be at least 10% of the after-tax net earnings until the reserve is equal to 50% of the Company's registered capital. Appropriation to the statutory public welfare fund is 10% of the after-tax net earnings determined in accordance with PRC GAAP. The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. No appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. The statutory surplus reserve fund and statutory public welfare

The Company usually make appropriations to these three reserve funds at the fiscal year end pursuit to PRC GAAP. Accordingly, the Company made no appropriations for the nine months ended September 30, 2006.

INVENTORIES

Inventories consist of the following:

		September 30, 2006
Finished goods	$	23,340
Raw materials		279,773
Supplies and packing materials		74,241
Goods held for sale		178,965
	$	556,318

XINYINHAI TECHNOLGY, LTD.

(FORMERLY IRON STAR DEVELOPMENT, INC.) AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

XINYINHAI TECHNOLGY, LTD.

(FORMERLY IRON STAR DEVELOPMENT, INC.) AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS

Results of Operations

Our revenue in the first nine months of 2006 increased by 69% over the revenue realized in the first nine months of 2005.  The increase was attributable to both our printing business (64% increase) and our equipment distribution business (84% increase).  The increase in printing revenue resulted primarily from our investment in added capacity during the year, which enabled us to market our services more aggressively.  The increase in distribution revenue was primarily the result of our acquisition of selling agents throughout China, which has opened a much larger market for the plasma arc cutting machines that we sell.

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

The gross margin realized by our subsidiary, Harbin Yinhai Technology Development Company Limited (“Harbin Yinhai”) on sales in the first nine months of 2006 remained in the 30-31% range realized in the first nine months of 2005.  Although the gross margin for printing services declined from 40% to 36%, the decline was offset by an increase from 5% to 18% in the gross margin realized on equipment sales.  The decline in gross margin from printing primarily reflected the pricing of the particular contracts, which were particularly profitable in 2005.  Our expectation for the future is that our gross margin from printing services will stay in the area of 33%.

Our gross margin from equipment distribution continues to lag behind its historical level, and will do so in the future.  In the nine months ended September 30, 2006 equipment sales produced gross margin of 18%, compared to 5% in the nine months ended September 30, 2005 and 23% in fiscal year 2004.  Gross margin from equipment sales fell in 2005 and 2006 primarily as a result of our use of selling agents, whose compensation is a reduction to our margin.  If we obtain the funding necessary to expand our printing capacity, we expect the printing portion of its business to grow faster than the equipment sales business.  If that occurs, overall gross margin should increase towards the 33% margin that printing has historically produced.

Operating expenses as a percentage of revenue fell to 10.2% in the first nine months of 2006 (from 12.6% in the first nine months of 2005) primarily as a result of the fact that our selling expense increased by 25% while revenue increased by 69%.  The disparity between our fixed costs and our revenue reflected our ability to increase our production without a proportionate increase in our administrative overhead.  Similarly we expect that if we obtain the funds needed to increase our printing production capacity, the resulting increase in our revenue will not require a corresponding increase in administrative expense, with the exception that new investment in equipment will cause an increase in depreciation expense.

The operations of our subsidiary, Harbin Yinhai, produced $1,224,960 in income for the nine months ended September 30, 2006.  However, because we own only 90% of Harbin Yinhai, we deducted a “minority interest” of $122,496 on our Statement of Operations.  After that deduction and taking into account the expenses incurred by the parent corporation, our net income for the nine months ended September 30, 2006 was $1,012,043, a 127% increase over net income for the first nine months of 2005.

Our business operates primarily in Chinese Renminbi, but we report our results in our SEC filings in

U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  In the nine months ended September 30, 2006, the effect of converting our financial results to Dollars was to add $74,108 to our comprehensive income.

Liquidity and Capital Resources

Since our subsidiary, Harbin Yinhai, was organized in 1998, the growth of its operations has been funded by contributions to capital by our Chairman, Mrs. Tian.  With the $2.4 million that she invested, Harbin Yinhai has built its facilities and funded its operations, resulting in profitable operations for the past several years.  As a result, at September 30, 2006 we had working capital totaling $2,514,667 and no debt.

During the first nine months of 2006, despite net income of $1,012,043, Harbin Yinhai increased its cash position by only $125,695.  This disparity occurred primarily due to the fact that our operations produced only $388,315 in cash.  During the nine month period we increased our accounts receivable by $353,204 while decreasing our accounts payable by $270,054, substantially improving our liquidity but at the expense of cash.  We also invested $464,398 in prepaid expenses, as we took advantage of our cash resources to lock in business opportunities at favorable prices.  In addition, prior to the reverse merger, we declared a cash dividend of $525,428 payable to our then-shareholders.  The dividend was offset in part by $310,978 that our shareholders paid to settle loans due to us.

Yinhai’s business plan calls for significant investment in the growth of Yinhai during the next several months.  We have budgeted $2,000,000 to purchase an additional production line.  We also plan to spend $1,500,000 to purchase additional land on which to expand our production facilities.  And we intend to devote $800,000 to increase our marketing program.  It is our desire that the funds be obtained by the sale of equity.  To date, however, we have not received any commitment of funds.

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

Our business and growth will suffer if we are unable to hire and retain key personnel that are in high demand.

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

The People’s Republic of China has only recently begun to adopt the management and financial reporting concepts and practices that investors in the United States are familiar with.  We may have difficulty in hiring and retaining employees in China who have the experience necessary to implement the kind of management and financial controls that are expected of a United States public company.  If we cannot establish such controls, we may experience difficulty in collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. standards.

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

The People’s Republic of China has adopted currency and capital transfer regulations. These regulations require that we comply with complex regulations for the movement of capital. Although Chinese governmental policies were introduced in 1996 to allow the convertibility of RMB into foreign currency for current account items, conversion of RMB into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange. We may be unable to obtain all of the required conversion approvals for our operations, and Chinese regulatory authorities may impose greater restrictions on the convertibility of the RMB in the future. Because most of our future revenues will be in RMB, any inability to obtain the requisite approvals or any future restrictions on currency exchanges will limit our ability to fund our business activities outside China or to pay dividends to our shareholders.

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

II.  Risks attendant to our management

Our business development would be hindered if we lost the services of our Chairman.

Tian Ling is the Chief Executive Officer of Xinyinhai Technology, Ltd. and of its operating subsidiary, Harbin Yinhai Technology Development Company, Inc.  Mrs. Tian is responsible for strategizing not only our business plan but also the means of financing it.  If Mrs. Tian were to leave Xinyinhai or become unable to fulfill her responsibilities, our business would be imperiled.  At the very least, there would be a delay in the development of Xinyinhai until a suitable replacement for Mrs. Tian could be retained.

Xinyinhai is not likely to hold annual shareholder meetings in the next few years.

Management does not expect to hold annual meetings of shareholders in the next few years, due to the expense involved.  The current members of the Board of Directors were appointed to that position by the previous directors.  If other directors are added to the Board in the future, it is likely that the current directors will appoint them.  As a result, the shareholders of Xinyinhai will have no effective means of exercising control over the operations of Xinyinhai.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Tian Ling, our Chief Executive Officer, and Du Song, our Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, Ms. Tian and Ms. Du concluded that the Company’s system of disclosure controls and procedures was effective as of September 30, 2006 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s third fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

 PART II   -   OTHER INFORMATION

Item 6.

Exhibits

31.1

Rule 13a-14(a) Certification – Chief Executive Officer

31.2

Rule 13a-14(a) Certification – Chief Financial Officer

32

Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

XINYINHAI TECHNOLOGY, LTD.

Date: November 17, 2006

By: /s/ Tian Ling

Tian Ling, Chief Executive Officer

By: /s/ Du Song

Du Song, Chief Financial Officer, Chief Accounting Officer

17