Form 10KSB
period 2006-12-31
XINYINHAI TECHNOLOGY, LTD.
filed 2007-04-17
CIK 1307624

UNITED STATES

  SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

     (Mark one)

|X|

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

                or

|   |

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SEDCURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number: 0-51012

XINYINHAI TECHNOLOGY, LTD.
(Exact Name of Small Business Issuer in its Charter)
Utah	87-0427336
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

41-40 Union Street, Suite 6J, Flushing, NY                                                                                          11355

(Address of principal executive offices)	(Zip Code)
718-359-2682
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes |  |   No |X|

Check whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the  registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the  best of  registrant's  knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any  amendment to this Form 10-KSB.  |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]   No [X]

The issuer’s revenues for its most recent fiscal year were $7,810,356.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 6, 2007 was $17,828,982.

The number of shares outstanding of the issuer’s common stock, as of April 6, 2007 was 24,317,899.

DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (check one): Yes |  | No |X|

PART I

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains certain forward-looking statements regarding Xinyinhai Technology, Ltd. (“Xinyinhai Technology”), its business and its financial prospects.  These statements represent Management’s present intentions and its present belief regarding the Company’s future.  Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report.  A number of those risks are set forth in the section of this report titled “Managements Discussion and Analysis – Risk Factors That May Affect Future Results.”

Because these and other risks may cause Xinyinhai Technology’s actual results to differ from those anticipated by Management, the reader should not place undue reliance on any forward-looking statements that appear in this Report.  Readers should also take note that Xinyinhai Technology will not necessarily make any public announcement of changes affecting these forward-looking statements, which should be considered accurate on this date only.

ITEM 1.

DESCRIPTION OF BUSINESS

Xinyinhai Technology, Ltd. is a holding company that has one subsidiary.  It owns 100% of the registered capital of Winner Sea Group Limited (“Winner Sea”).

Winner Sea Group Limited

Winner Sea is a business company organized under the laws of the British Virgin Islands in 2006.  It has conducted no business.  It is a holding company whose only asset is shares in Harbin Golden Sea Technology Printing Co., Ltd. that represent 90% of the registered capital of that company.  The remaining 10% of Harbin Golden Sea is owned by Xie Guihong.  Ms. Xie is a member of the Board of Directors of Xinyinhai Technology.

Harbin Golden Sea Technology Printing Co., Ltd.

Harbin Golden Sea Technology Printing Co., Ltd. (“Harbin Golden Sea”) is a private company located in Harbin, China. Founded in 1998, Harbin Golden Sea has developed into a leading participant in China’s financial notes printing industry.  Harbin Golden Sea is one of only fifteen companies to which the Chinese government has issued the Special Industry Operating Permit and the Government Securities and Documents Duplicating Permit, which are the licenses required in order to be engaged in printing bank vouchers in China.

Harbin Golden Sea has in recent years developed a prestigious clientele,  and its  share of the market for financial notes printing in China is growing.  The three primary factors responsible for Harbin Golden Sea’s growth have been:

➢

Harbin Golden Sea provides printing services whose quality equals the highest standards worldwide. Harbin Golden Sea imports state-of-the-art printing equipment from Germany, and installs on its advanced software systems, such as anti-falsification software. Harbin Golden Sea’s investment in technology means that few competitors can offer China’s financial industry the level of service that Harbin Golden Sea offers.

➢

Harbin Golden Sea’s focus on providing high quality service has distinguished it from its competition.  In 2000 Harbin Golden Sea received Certification of Compliance with the ISO 9000 International Standard.  In 2003, Harbin Golden Sea’s quality management system was accredited under ISO 9001-2000, recognition that Harbin Golden Sea’s business practices meet the world’s highest standards. In 2006 Harbin Golden Sea achieved GB/T28001 Certification of Occupational Health and Security Management System as well as ISO14001 Environment Management System certification.  Harbin Golden Sea has been awarded “Best Performance” and named “Most Creditworthy and Reliable” enterprise by the Chinese government every year since 2001.

➢

Harbin Golden Sea’s marketing acumen has brought it into exclusive relationships with many of China’s largest financial institutions and government agencies, including Bank of China, China Commercial Bank and the Postal Savings Bank of China.

Harbin Golden Sea also earns approximately 28% of its revenue from its position as a distributor of plasma arc cutting machinery and consumable parts manufactured by Hypertherm, Inc. of New Hampshire, U.S.A.  Hypertherm’s plasma arc cutting systems are designed to provide metal workers with clean cuts for metal work that permits little tolerance for error, and are well-known worldwide.

Production

The documents printed by Harbin Golden Sea include bank deposit books, deposit receipts, computer bills and other financial notes, as well as standard forms for banks and insurance companies, single purpose invoices, passports, and other certificates. Harbin Golden Sea performs most services in-house.  However, it uses outsourced vendors for certain specialty services, such as large scale binding, binding in leather, and the like.

Harbin Golden Sea has, since its founding, focused its business plan on the high-end segment of the printing market.  To attract market share, Harbin Golden Sea stresses the quality of its production and uses only the most advanced printing technology available in the world. Harbin Golden Sea’s automated production lines are imported from Germany’s Kuechler Company, which produces the world’s most sophisticated printers.  Auxiliary equipment is mainly produced in China by foreign-invested joint ventures and domestic equipment manufacturers. As the market for Harbin Golden Sea’s services has expanded in the past eight years, Harbin Golden Sea has kept pace by maintaining an ongoing program of upgrading Harbin Golden Sea’s equipment and production capabilities every year. This trend will continue for the foreseeable future. Advanced equipment and world-class technology is the key to Harbin Golden Sea’s plan for continual development and success.

At the present time, Harbin Golden Sea can produce up to 30 million magnetic bank deposit books per year. The company can also manufacture up to 10 million bank receipt books, and up to 10,000 cases of computer certificates.  This capacity does not significantly exceed Harbin Golden Sea’s current sales volume, so Harbin Golden Sea will need additional production capacity in order to continue its growth. Harbin Golden Sea’s business plan calls for the purchase in 2007 of an additional Kuechler production line for a price of approximately $2,000,000.  The additional line would increase Harbin Golden Sea’s production capacity by between 20% and 30%. Harbin Golden Sea also plans to purchase ten acres of land (at a cost of approximately $1,500,000) where it will expand and consolidate its production facilities in the future.  These plans will not be accomplished unless Xinyinhai obtains additional capital sufficient to fund the acquisitions.  To date Xinyinhai has received no commitment for additional capital.

Research and Development

Harbin Golden Sea employs a staff of five research analyst professionals.  It is the responsibility of these individuals to insure that Harbin Golden Sea’s production staff utilizes state-of-the-art machinery in a cost-effective yet top quality manner.  In particular, Harbin Golden Sea’s research staff is responsible for integrating advanced software systems, such as the anti-falsification system, into Harbin Golden Sea’s production system.  The value added by these technological advantages is a key to Harbin Golden Sea’s competitive strength.

Harbin Golden Sea’s expense for research and development has been approximately $20,000 per year for each of the past three years.

Marketing (Printing)

Because China has only in the past twenty years assumed an important position in world financial markets, China’s financial services industry has generally lagged behind the international industry.  Recently, however, China’s government is moving to modernize the industry and force it to become more accountable. In 2005 China’s Commerce Ministry announced plans to increase the use of invoices and similar evidentiary documents, in part spurred by the need for greater tax compliance.  The government is pushing banks, telecommunications companies, insurance companies, and the national postal service to assimilate international norms.  One of the primary reforms that the government is encouraging is the use of variable data printing technology with anti-falsification encryption – technology currently provided by Harbin Golden Sea.

Harbin Golden Sea believes that this government emphasis on modernization of document use by China’s financial community will provide Harbin Golden Sea a unique opportunity for growth.  The movement toward higher quality documentation with advanced technological aspects, such as anti-falsification technology, should have the effect of (a) creating an increased demand for the level of services that Harbin Golden Sea has traditionally offered, (b) forcing more institutions to outsource their printing to providers such as Harbin Golden Sea, and (c) driving many smaller commercial printing companies out of the market due to their inability to finance the purchase of advanced equipment.  Management expects Harbin Golden Sea to take advantage of these phenomena, both through an expansion of its customer base and through a selective program of acquiring smaller printing companies that offer quality services but lack the capital necessary to compete technologically.

Harbin Golden Sea’s position as a member of the Chinese Anti-Falsification Technology Association and as a member of the Chinese Commercial Instruments Professional Committee has given Harbin Golden Sea exposure to the leaders of China’s financial community.  The reputation for state-of-the-art specialty printing that Harbin Golden Sea has developed, combined with the skills of Harbin Golden Sea’s marketing personnel, have enabled Harbin Golden Sea to develop strong customer relationships with many leaders in that financial community.  Among Harbin Golden Sea’s current customers are:

➢

Bank of China.  The leader in China’s banking industry, and the only Chinese bank with a presence on five continents, Bank of China offers financial services through 560 offices worldwide. Harbin Golden Sea has an exclusive contract to provide deposit books for the offices of the Bank of China in six of China’s provinces.

➢

Agricultural Bank of China.  One of the four state-owned banks in China, the Agricultural Bank of China has $372 billion in assets and branches throughout China. Harbin Golden Sea has the exclusive contract to provide specialty printing services for the branches located in the Heilongjiang Province.

➢

China Construction Bank.  Headquartered in Beijing, China Construction Bank has 14,250 branch offices. Harbin Golden Sea provides the specialty printing services for the Heilongjiang Province.

➢

China Life.  The largest life insurance company in China, China Life was listed on the New York Stock Exchange in 2003.

➢

Sunlight Property Insurance.  Established by a group of state-owned conglomerates in 2004, Sunlight Insurance now holds assets in excess of $100 billion. Harbin Golden Sea provides a portion of Sunlight’s specialty printing requirements on an exclusive basis.

During 2006 there was one customer that was the source of ten percent of more of Harbin Golden Sea’s revenues:  the State Post Bureau of the People’s Republic of China (30%).  In 2005 two customers were each the source of ten percent or more of Harbin Golden Sea’s revenues:  Bank of China (11%) and Shanxi Province Rural Credit Union (10%).

With China’s accession into the WTO, opportunities for international expansion of Harbin Golden Sea’s market should develop.  In 2006 the last quotas on exports by China’s printing industry were lifted. Harbin Golden Sea plans for the future include the development of an international market for Harbin Golden Sea’s specialty printing services.

Distribution of Plasma Arc Cutting Systems

Hypertherm, Inc. has been manufacturing high-tech cutting machinery since 1968.  Today it manufactures a range of cutting products, but is known in particular for its plasma arc cutting systems.

Hypertherm has appointed Harbin Golden Sea as its exclusive distributor for the Heilongjiang region of China of Hypertherm’s plasma arc systems.  Harbin Golden Sea is also authorized to resell to other distributors throughout China, and currently sells to distributors in several of China’s provinces.  The relationship between Hypertherm and Harbin Golden Sea is on an at-will basis.

Harbin Golden Sea purchases the systems from Hypertherm Singapore Inc. and resells them at prices determined by Harbin Golden Sea. Harbin Golden Sea also resells the consumables that customers must employ with the systems.  In 2006 Harbin Golden Sea realized a gross profit margin of 14% on the resale of the Hypertherm equipment.  In 2005 its gross margin on the distribution business was 15%.

Software Design

During 2004 and 2005 Harbin Golden Sea provided software design services for a number of clients.  The software solutions provided by Harbin Golden Sea involved data security and backup. Harbin Golden Sea has terminated that line of business.

Insurance

Harbin Golden Sea currently maintains insurance protecting it against liability to its employees for work-related injuries and reimbursing Harbin Golden Sea for the cost of worker’s retirement plans, lay-offs and pregnancy leaves. Harbin Golden Sea recently also purchased employee health insurance.

Employees

Harbin Golden Sea has 180 employees, all of whom are full-time employees.  30 employees are involved in administration; 30 in marketing and business development, five are research analysts, and the remainder are technical and factory workers.  Ten of Harbin Golden Sea’s employees belong to a labor union.

ITEM 2.

DESCRIPTION OF PROPERTY

Harbin Golden Sea’s executive offices and production facility are located in the Harbin Development Zone in Harbin China.  Harbin Golden Sea owns the premises, which cover 6,000 square meters.

ITEM 3.

LEGAL PROCEEDINGS

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our shareholders during the fourth quarter of 2006.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

(a)  Market Information.

Our common stock is listed for quotation on the OTC Bulletin Board under the trading symbol “XNYH.”  Until October 27, 2006 there was no active market for our common stock.  The following table sets forth the bid prices quoted for our common stock during the period from October 27, 2006 to December 31, 2006.

Bid
Period:	High	Low

Oct. 27, 2006 – Dec. 31, 2006	$ 1.90	$ .38

(b)  Holders.

Our shareholders list contains the names of 158 registered stockholders of record of the Company’s Common Stock.  Based upon information from nominee holders, the Company believes the number of owners of its Common Stock exceeds 300.

(c)  Dividend Policy.  Harbin Golden Sea declared a $1,376,594 dividend to its shareholders early in 2006, before it became a subsidiary of Xinyinhai Technology.  Xinyinhai Technology itself, however, has  not declared or paid cash  dividends or made distributions  in the  past,  and we do not  anticipate  that we will  pay  cash dividends or make  distributions in the foreseeable  future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

(d) Recent Sales of Unregistered Securities.

Xinyinhai did not sell any unregistered securities during the 4th quarter of 2006.

 (e) Repurchase of Equity Securities.  The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2006.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

Our revenue in 2006 increased by 45% over the revenue realized in 2005.  The increase was attributable to both our printing business (55% increase) and our equipment distribution business (24% increase).  The increase in printing revenue resulted primarily from our investment in added capacity during the year, which enabled us to market our services more aggressively.  The increase in distribution revenue was primarily the result of our acquisition of selling agents throughout China, which has opened a much larger market for the plasma arc cutting machines that we sell.

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

The 33% gross margin realized by our subsidiary, Harbin Golden Sea on sales in 2006, was an improvement over the 27% gross margin realized in 2005.  The gross margin for printing services increased from 33% to 40% in 2006, which offset the decline from 15% to 14% gross margin in our equipment distribution business.  The increase in gross margin from printing primarily reflected the pricing of the particular contracts, which were particularly profitable in the latter part of 2006.  Our expectation for the future is that our gross margin from printing services will average approximately 33%, albeit within a range of 27% to 40%, depending on the components of the business.

Our gross margin from equipment distribution continues to lag behind its historical level, and will do so in the future.  In 2006 equipment sales produced gross margin of 14%, compared to 15% in 2005 and 23% in fiscal year 2004.  Gross margin from equipment sales fell in 2005 and 2006 primarily as a result of our growing use of selling agents, whose compensation is a reduction to our margin.  If we obtain the funding necessary to expand our printing capacity, we expect the printing portion of its business to grow faster than the equipment sales business.  If that occurs, overall gross margin should increase towards the higher margins that printing has historically produced.

Operating expenses as a percentage of revenue increased to 12.8% in 2006 from 10.6% in 2005.  The primary reason for the increase was the issuance of shares to consultants in the 4th quarter of 2006.  We utilized our equity in this manner in order to acquire the services of certain leaders in the printing industry.  However the issuance added a prepaid asset of $2,219,000 to our balance sheet, which we must amortize as expense over the two to three year duration of the consulting agreements.  For 2006 the amortization of consulting fees added $156,769 to our general and administrative expenses.  For 2007, the amortization of the value of the shares issued in 2006 will add $780,901 to our expenses.

Partially counterbalancing the effect of the consulting fees on our operations was the improvement in the efficiency of our marketing operations.  During 2006 our selling expense increased by 23% while revenue increased by 45%.  The disparity between our fixed costs and our revenue reflected our ability to increase our production without a proportionate increase in our administrative overhead.  Similarly we expect that if we obtain the funds needed to increase our printing production capacity, the resulting increase in our revenue will not require a corresponding increase in administrative expense, with the exception that new investment in equipment will cause an increase in depreciation expense.

In May 2006 our operating subsidiary qualified for a two year exemption from Chinese income taxes.  When those two years end in April 2008, we will then be eligible for three years of taxation at 50% of the statutory rate.  As a result of this government allowance, our income taxes payable in 2006 fell from $124,392 to $3,908, proportionately increasing our net income.

The operations of our subsidiary, Harbin Golden Sea, produced $1,763,220 in income during 2006.  However, because we own only 90% of Harbin Golden Sea, we deducted a “minority interest” of $176,322 on our Statement of Operations.  After that deduction and taking into account the expenses incurred by the parent corporation, our net income for 2006 was $1,393,217, a 98% increase over net income for 2005.

Our business operates primarily in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  In 2006, the effect of converting our financial results to Dollars was to add $125,330 to our comprehensive income.

Liquidity and Capital Resources

Since our subsidiary, Harbin Golden Sea, was organized in 1998, the growth of its operations has been funded by contributions to capital by our Chairman, Mrs. Tian.  With the $2.4 million that she invested, Harbin Golden Sea built its facilities and funded its operations, resulting in profitable operations for the past several years.  As a result, at December 31, 2006 we had working capital totaling $3,950,915 and no debt.

During 2006, despite net income of $1,393,217, Harbin Golden Sea increased its cash position by only $529,156.  During 2006 we increased our accounts receivable by $520,934 while decreasing our accounts payable by $161,120, substantially improving our liquidity but at the expense of cash.  We also invested $392,283 in prepaid expenses, as we took advantage of our cash resources to lock in business opportunities at favorable prices.  In addition, prior to the reverse merger, we declared a cash dividend of $1,376,594 payable to our then-shareholders.  The dividend was offset in part by $1,170,840 paid to us to settle a loan made in prior years for business purposes.

Harbin Golden Sea’s business plan calls for significant investment in the growth of Harbin Golden Sea during 2007.  We have budgeted $2,000,000 to purchase an additional production line.  We also plan to spend $1,500,000 to purchase additional land on which to expand our production facilities.  And we intend to devote $800,000 to increase our marketing program.  It is our desire that the funds be obtained by the sale of equity.  To date, however, we have not received any commitment of funds.

Our capital is sufficient to fund our operations at their current level for the foreseeable future.  Significant growth, however, will require that we obtain additional capital or incur debt.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for 2006, there were three estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  These estimates were:

•

Our decision, described in Note 6 to the Consolidated Financial Statements, to record a 100% valuation allowance for the $66,289 deferred tax asset.  This decision was based on our lack of assurance that we would realize sufficient profits in the future to take advantage of the asset.

•

Our decision, described in Note 8 to the Consolidated Financial Statements, to record no provision for uncollectible accounts.  This decision was based on our knowledge of the customers and their history of full payment.

•

Our decision, described in Note 9, to the Consolidated Financial Statements, to record no provision for obsolete inventories.  This decision was based on fact that we have orders in house for all of our finished inventory and work in progress, while the raw materials are currently usable.

We have made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2006.

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

Tian Ling is the Chief Executive Officer of Xinyinhai Technology, Ltd. and of its operating subsidiary, Harbin Golden Sea  Technology Printing  Co., Ltd.  Mrs. Tian is responsible for strategizing not only our business plan but also the means of financing it.  If Mrs. Tian were to leave Xinyinhai or become unable to fulfill her responsibilities, our business would be imperiled.  At the very least, there would be a delay in the development of Xinyinhai until a suitable replacement for Mrs. Tian could be retained.

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

ITEM 7.

FINANCIAL STATEMENTS

The Company’s financial statements, together with notes and the Independent Auditors’ Report, are set forth immediately following Item 14 of this Form 10-KSB.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH   ACCOUNTANTS ON        ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A.

CONTROLS AND PROCEDURES.

 (a)

Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer has concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b)

Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer has evaluated any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year covered by this annual report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION.

None.

PART III

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following individuals are the members of Xinyinhai Technology’s Board of Directors and its executive officers.

Name

Age

Position

Tian Ling

43

Chairman, Chief Executive Officer

Xie Guihong

44

Vice President, Director

Du Song

60

Chief Financial Officer, Director

Lao Chengxu

35

Secretary, Director

Tian Ling founded the predecessor to Harbin Golden Sea in 1998, and has served as Chairman and Chief Executive Officer of that company since its founding.  Mrs. Tian earned an MBA from Honolulu University with a concentration in Finance and Economics.

Xie Guihong has been employed as the Vice President of Harbin Golden Sea and its predecessors since 1998.  From 1995 to 1998 Ms. Xie was employed as Director of Accountants by the Harbin Children’s Pharmaceutical Factory.  Ms. Xie holds a B.S. degree in Accounting from the Harbin Workers College.

Du Song has been employed as Financial Controller of Harbin Golden Sea and its predecessors since 1998, with responsibility for implementing the financial management systems, budget management systems and internal accounting control systems.  Ms. Du is accredited as a certified public accountant in China.  She holds a B.S. degree in Accounting from China Nong Keng (Heilongjiang August First Land Reclamation) University.

Lao Chengxu has been employed since 2000 as the Board Secretary of Harbin Golden Sea and its predecessors and as its Director of Investments and Business Development. Prior to joining Harbin Golden Sea, Mr. Lao was Sales Manager for Heilongjiang Golden Sea (Industry) Group Ltd., Co.  Mr. Lao was awarded an M.B.A. by Bournemouth University in the U.K. with a concentration in International Business Management (Administration) and a B.S. in Finance (Foreign Trade and Economics) by the Heilongjiang Finance College.

Nominating and Audit Committee

The Board of Directors will not have an audit committee or a nominating committee during 2006, due to the small size of the Board.  The Board will also not have an “audit committee financial expert” within the definition given by the Regulations of the Securities and Exchange Commission.  The members of the Board expect to recruit an audit committee financial expert to join the Board during 2007.

Code of Ethics

Harbin Golden Sea adopted a Code of Ethics that applies to its executive officers.  Xinyinhai Technology will apply the same Code of Ethics while the officers of Xinyinhai Technology are also officers of Harbin Golden Sea.  A copy of the Code of Ethics has been filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 5, 2006.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2006.

ITEM 10.

EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by Xinyinhai Technology, Ltd. and its subsidiaries to Tian Ling, its Chief Executive Officer.  There were no other executive officers whose total salary and bonus for the fiscal year ended December 31, 2006 exceeded $100,000.

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Tian Ling	2006	$15,094	0	0	0	0
	2005	$11,707	0	0	0	0
	2004	$7,229	0	0	0	0

Equity Awards

The following tables set forth certain information regarding the stock options acquired by the executive officer named in the table above during the year ended December 31, 2006 and those options held by her on December 31, 2006.

Option Grants in the Last Fiscal Year

					Potential realizable value at assumed annual rates of appreciation for option term
	Number of securities underlying option granted	Percent of total options granted to employees in fiscal year	Exercise Price ($/share)	Expiration Date
					5%	10%
Tian Ling	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officer named in the table above during the year ended December 31, 2006 and held by her unvested at December 31, 2006.

Unvested Stock Awards in the Last Fiscal Year

	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Tian Ling	0	--

Remuneration of Directors

None of the members of the Board of Directors receives remuneration for service on the Board.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND       MANAGEMENT

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this prospectus by the following:

•

each shareholder known by us to own beneficially more than 5% of our common stock;

•

Tian Ling, our Chief Executive Officer

•

each of our directors; and

•

all directors and executive officers as a group.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Tian Ling	6,465,441	26.6%
Du Song	20,000	0.1%
Xie Guihong	180,000	0.7%
Lao Chengxu	0	--
All officers and directors (4 persons)	6,665,441	27.4%

Ha Wing Kuen 2302, 23/F, 99 Hennessy Road Wanchai, Hong Kong	2,100,000	8.6%

Sun Bao Zhong C1 Block, Room 431 Fuhua Xiao Qu Nangang District, Harbin P.R. China 150080	1,800,000	7.4%

Equity Compensation Plan Information

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2006.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders.......	0		0
Equity compensation plans not approved by security holders......	0		0
Total..............	0		0

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships

Tian Ling acquired a majority of the outstanding shares of Xinyinhai Technology on April 3, 2006.  On the same day, Mrs. Tian was appointed as a member of the Board of Directors of Xinyinhai Technology and as its Chief Executive Officer.  Mrs. Tian also owned 35% of the outstanding shares of Winner Sea.  By reason of the Share Exchange, Mrs. Tian received 6,300,000 shares of Xinyinhai Technology in exchange for her interest in Winner Sea.

Two of the other three members of the Xinyinhai Technology Board of Directors (Xie Guihong and Du Song) were also shareholders in Winner Sea and received shares in Xinyinhai Technology as a result of the Share Exchange.  All of the members of the Xinyinhai Technology Board of Directors are employees of Harbin Golden Sea.

Director Independence

None of the members of the Board of Directors is independent, as “independent” is defined in the rules of the NASDAQ National Market System.

ITEM 13.

EXHIBITS

3-a

Articles of Incorporation - filed as an exhibit to the Company’s Registration Statement on Form 10-SB, filed on November 5, 2004, and incorporated herein by reference.

3-b

By-laws - filed as an exhibit to the Company’s Registration Statement on Form 10-SB, filed on November 5, 2004, and incorporated herein by reference.

Code of Ethics - filed as an exhibit to the Company’s Current Report on Form 8-K, filed on July 5, 2006, and incorporated herein by reference.

31.1

     Rule 13a-14(a) Certification – CEO

31.2

     Rule 13a-14(a) Certification – CFO

     Rule 13a-14(b) Certification

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES TO BE PROVIDED

Xinyinhai Technology retained PKF to serve as its principal accountant on December 18, 2006.  Prior to that date, PKF had performed no services for Xinyinhai Technology or its subsidiaries.

Audit Fees

PKF  billed $38,000 to the Company for professional services rendered for the audit of our fiscal 2006 financial statements.

Audit-Related Fees

PKF billed $0 to the Company during fiscal 2006 for assurance and related services that are reasonably related to the performance of the 2006 audit or review of the quarterly financial statements.

Tax Fees

PKF  billed $0 to the Company during fiscal 2006 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

PKF billed $0 to the Company in fiscal 2006 for services not described above.

 It is the policy of the Company’s Board of Directors that all services, other than audit, review or attest services, must be pre-approved by the Board of Directors, acting in lieu of an audit committee.  All of the services described above were approved by the Board of Directors.

7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Xinyinhai Technology, Ltd.

(Formerly Iron Star Development, Inc.)

We have audited the accompanying consolidated balance sheet of Xinyinhai Technology, Ltd. (Formerly Iron Star Development, Inc.) and its subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xinyinhai Technology, Ltd. (Formerly Iron Star Development, Inc.) and its subsidiaries as of December 31, 2006, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

PKF

Certified Public Accountants

Hong Kong

April 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Harbin Yinhai Technology Development Company Limited

We have audited the accompanying balance sheet of Harbin Yinhai Technology Development Company Limited (“the Company”) as of December 31, 2005 and the related statement of operations, owners’ equity and comprehensive income, and cash flows for the year then ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harbin Yinhai Technology Development Company Limited as of December 31, 2005 and the results of operations and cash flows for the year then ended and in conformity with accounting principles generally accepted in the United States of America.

Zhong Yi (Hong Kong) C.P.A. Company Limited

Certified Public Accountants

Hong Kong, China

March 6, 2006

XINYINHAI TECHNOLOGY, LTD.

(FORMERLY IRON STAR DEVELOPMENT, INC.)

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	As of December 31,
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$1,553,139	$1,023,983
Accounts receivable (Note 8)	1,027,676	481,049
Inventories (Note 9)	873,988	715,917
Deposits and prepayments	503,482	99,913
Current portion of prepaid expenses (Note 10)	780,901	-
Other receivable	-	1,159,727

Total Current Assets	4,739,186	3,480,589
Property, plant and equipment, net (Note 11)	1,832,590	1,940,556
Prepaid expenses (Note 10)	1,281,330	-

TOTAL ASSETS	$7,853,106	$5,421,145

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$373,655	$522,104
Customers deposit	202,943	207,138
Other payables and accrued liabilities (Note 12)	104,083	55,633
Income taxes payable	-	53,160
Value added tax payable	107,590	73,531

TOTAL LIABILITIES	788,271	911,566

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS (NOTE 3)	503,951	450,958

STOCKHOLDERS’ EQUITY

Common stock (Note 13)	$24,317	$307
Additional paid-in capital	4,540,335	2,345,345
Retained earnings	1,264,221	1,268,162
Statutory reserves (Note 14)	509,411	347,537
Accumulated other comprehensive income (Note 15)	222,600	97,270

TOTAL STOCKHOLDERS’ EQUITY	6,560,884	4,058,621

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,853,106	$5,421,145

See notes to consolidated financial statements

XINYINHAI TECHNOLOGY, LTD.

(FORMERLY IRON STAR DEVELOPMENT, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US Dollars)

	Year ended December 31,
	2006	2005

Revenues (Note 3)	$7,810,356	$5,390,401
Cost of sales	(5,241,980)	(3,915,841)

Gross profit	2,568,376	1,474,560

Operating expenses
Selling and distribution	443,491	361,540
General and administrative	449,870	144,371
Consultancy fees	50,228	-
Depreciation (Note 11)	58,508	67,189

Total expenses	1,002,097	573,100

Income before the following items and taxes	1,566,279	901,460
Interest income	7,727	3,821
Other income	640	-
Finance cost (Note 5)	(1,199)	-

Income before income taxes and minority interest	1,573,447	905,281
Income taxes (Note 6)	(3,908)	(124,392)

Income before minority interest	1,569,539	780,889
Minority interest	(176,322)	(78,089)

Net income	$1,393,217	$702,800

Earnings per share - basic and diluted (Note 7)	$0.074	$0.039

Weighted average number of common stock outstanding	18,859,669	18,000,000

See notes to consolidated financial statements

XINYINHAI TECHNOLOGY, LTD.

(FORMERLY IRON STAR DEVELOPMENT, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Stated in US Dollars)

						Accumulated
			Additional			other
	Common stock		paid-in	Retained	Statutory	comprehensive
	No. of shares	Amount	capital	earnings	reserves	income	Total

Balance, January 1, 2005	307,899	$307	$2,345,388	$725,415	$187,484	$-	$3,258,594
Reversal of property revaluation in 2003	-	-	(43)	-	-	-	(43)
Comprehensive income
Net income	-	-	-	702,800	-	-	702,800
Foreign currency translation
adjustments	-	-	-	-	-	97,270	97,270
Total comprehensive income							800,070
Appropriation to reserves	-	-	-	(160,053)	160,053	-	-

Balance, December 31, 2005	307,899	307	2,345,345	1,268,162	347,537	97,270	4,058,621
Dividend (Note 3)	-	-	-	(1,235,284)	-	-	(1,235,284)
Recapitalization (Note 1(b))	18,000,000	18,000	(18,000)	-	-	-	-
Issuance of common stock for services	6,010,000	6,010	2,212,990	-	-	-	2,219,000
Comprehensive income
Net income	-	-	-	1,393,217	-	-	1,393,217
Foreign currency translation
adjustments	-	-	-	-	-	125,330	125,330
Total comprehensive income							1,518,547
Appropriation to reserves	-	-	-	(161,874)	161,874	-	-

Balance, December 31, 2006	24,317,899	$24,317	$4,540,335	$1,264,221	$509,411	$222,600	$6,560,884

See notes to consolidated financial statements

XINYINHAI TECHNOLOGY, LTD.

(FORMERLY IRON STAR DEVELOPMENT, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	Year ended December 31,
	2006	2005

Cash flows from operating activities
Net income	$1,393,217	$702,800
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation on property, plant and equipment	239,234	221,725
Amortization of prepaid expenses	156,769	-
Minority interest	176,322	78,089
Changes in operating assets and liabilities
Accounts receivable	(520,934)	(210,263)
Inventories	(133,281)	(30,360)
Deposits and prepayments	(392,283)	(61,821)
Other receivable	1,170,840	(1,159,727)
Amount due from a stockholder	-	661,126
Accounts payable	(161,120)	406,645
Customers deposit	(10,344)	99,060
Other payables and accrued liabilities	46,609	55,561
Income taxes payable	(52,956)	(11,778)
Value added tax payable	31,147	33,642

Net cash flows provided by operating activities	1,943,220	784,699

Cash flows from investing activities
Payments to acquire property, plant and equipment	(76,650)	(936,184)

Net cash flows used in investing activities	(76,650)	(936,184)

Cash flows from financing activities
Dividend paid	(1,376,594)	-

Net cash flows used in financing activities	(1,376,594)	-

Effect of foreign currency translation on cash and cash equivalents	39,180	108,078

Net increase (decrease) in cash and cash equivalents	529,156	(43,407)

Cash and cash equivalents, beginning of year	1,023,983	1,067,390

Cash and cash equivalents, end of year	$1,553,139	$1,023,983

See notes to consolidated financial statements

XINYINHAI TECHNOLOGY, LTD.

(FORMERLY IRON STAR DEVELOPMENT, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

1.

Corporation information

(a)

Xinyinhai Technology, Ltd. (“Xinyinhai” or the “Company”) was incorporated in Utah on October 18, 1985.  It currently has two subsidiaries, Winner Sea Group Limited (“Winner Sea”) and Harbin Golden Sea Technology Printing Co., Ltd. (“Harbin Golden Sea”).

Winner Sea is a business company organized under the laws of the British Virgin Islands on January 12, 2006.  It has conducted no business and is a holding company whose only asset is 90% equity interest in Harbin Golden Sea.  Ms. Xie Guihong, a director of the Company, owns the remaining 10% equity interest in Harbin Golden Sea.

Harbin Golden Sea is a company located in Harbin City, Heilongjiang Province, the People’s Republic of China (“PRC”).  Founded in 1998, Harbin Golden Sea has developed into a leading participant in the PRC’s financial note printing industry.  It is one of the only fifteen companies to which the PRC government has issued the Special Industry Operating Permit and the Government Securities and Documents Duplicating Permit, which are the licenses required in order to be engaged in printing bank vouchers in the PRC.  Harbin Golden Sea changed its name from Harbin Yinhai Technology Development Company Limited to its present name on April 29, 2006.

The Company ended its development stage after the share exchange transaction as detailed in note 1(b) to the financial statements.  The name of the Company also changed from Iron Star Development, Inc. to Xinyinhai Technology, Ltd. with effect from October 10, 2006.

(b)

On June 29, 2006, the Company executed a share exchange agreement (the “Share Exchange”) with the stockholders of Winner Sea whereby the stockholders of Winner Sea exchanged all their Winner Sea shares for 18,000,000 shares of the Company’s common stock, representing 98.3% of the then outstanding stock of the Company.

The purchase method under reverse takeover accounting has been applied for the Share Exchange.  These consolidated financial statements issued under the name of the legal parent, Xinyinhai, are a continuation of the financial statements of Winner Sea, which include Winner Sea’s majority owned subsidiary Harbin Golden Sea.  The 10% minority interests in Harbin Golden Sea was reflected in the comparative figures as if the current group structure was already in existence.

2.

Description of business

The Company, through Harbin Golden Sea, is a leading participant in PRC’s financial notes printing industry.  It provides printing services whose quality equals the highest standards worldwide and imports state-of-the-art printing equipment from overseas that is installed on its advanced software systems, such as anti-falsification software.

The Company also earns approximately 28% of its revenue for the current reporting period from its position as a distributor of plasma arc cutting machinery and consumable parts.  The plasma arc cutting systems are designed to provide metal workers with clean cuts for metal work that permits little tolerance for error, and are well-known worldwide.

XINYINHAI TECHNOLOGY, LTD.

(FORMERLY IRON STAR DEVELOPMENT, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.

Summary of significant accounting policies

Basis of presentation and consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.  These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories and the estimation on useful lives of property, plant and equipment.  Actual results could differ from those estimates.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.  As of December 31, 2006, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.  With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral.  The Company maintains an allowance for doubtful accounts of accounts receivable.

During the year ended December 31, 2006, the Company’s largest customer, State Post Bureau of People’s Republic of China, contributed approximately 30% to the Company’s consolidated revenues.  No other customers contributed 10% or more to the consolidated revenues.

During the year ended December 31, 2005, there were two customers which contributed 10% or more to the Company’s consolidated revenues: Bank of China and Shanxi Province Rural Credit Union, which contributed respectively 11% and 10%.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less.  As of December 31, 2006, the cash and cash equivalents were denominated in Renminbi (“RMB”) and are not freely convertible into foreign currencies.

XINYINHAI TECHNOLOGY, LTD.

(FORMERLY IRON STAR DEVELOPMENT, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.

Summary of significant accounting policies (Cont’d)

Accounts receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and recorded based on managements’ assessment of the credit history with the customers and current relationships with them.

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined on a weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition.  In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels.

During the reporting years, the management establishes the general provisioning policy for inventories based on past experience of the inventories movement.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation.  Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation is provided to write off the cost of the assets to the estimated residual value on a straight-line basis over their estimated useful lives:

	Depreciable life	Residual value

Building	20 years	5%
Plant and machinery	10 years	5%
Furniture, fixtures and equipment	5 years	5%
Motor vehicles	10 years	5%

Maintenance or repairs are charged to expense as incurred.  Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Prepaid expenses

Prepaid expenses represent the unamortized aggregate fair value of the Company’s common stock issued in return for the consultancy works provided by certain consultants to the Company.  The fair value is determined by reference to the closing price of the Company’s common stock as quoted on the OTC Bulletin Board (“OTCBB”) on the date of grant.

Prepaid expenses related to services provided over a period of time are amortized on a straight-line basis over the terms of the service period and those for one-off services are written off to the statement of operations upon completion of the services by the consultants.

XINYINHAI TECHNOLOGY, LTD.

(FORMERLY IRON STAR DEVELOPMENT, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.

Summary of significant accounting policies (Cont’d)

Minority interests

Minority interests are resulted from the consolidation of 90% owned subsidiary, Harbin Golden Sea, where the Company has control over its operations.

Stock-based compensation

The Company has adopted SFAS 123, “Accounting for Stock-Based Compensation”.  Under SFAS 123, equity instruments to acquire goods or services from nonemployees must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Revenue recognition

The Company derives revenues from the sales of printed products and re-sale of purchased third parties equipment.  The Company recognizes its revenues net of related business taxes and value added taxes and when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

(a)

Sales of printed products

The Company recognizes revenue from the sale of printed forms upon delivery to the customers and the transfer of title and risk of loss.  Because the majority of products are customized to meet customer specifications, product returns are not significant.

(b)

Re-sale of purchased third parties equipment, plasma arc cutting machines, does not require significant modification or customization.  Revenue from sale of the equipment and associated spare parts is recognized at the time of delivery of products to customers and when the title and ownership are passed to the customers.

Advertising, transportation and research and development expenses

Advertising, transportation, research and development, and other product-related costs are charged to expense as incurred.

Advertising expenses amounting to $11,863 and $1,613 for the years ended December 31, 2006 and 2005 respectively are included in selling and distribution costs.

Transportation expenses amounting to $134,535 and $107,850 for the years ended December 31, 2006 and 2005 respectively are included in selling and distribution costs.

Research and development expenses amounting to $21,417 and $19,875 for the years ended December 31, 2006 and 2005 respectively are included in general and administrative expenses.

XINYINHAI TECHNOLOGY, LTD.

(FORMERLY IRON STAR DEVELOPMENT, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.

Summary of significant accounting policies (Cont’d)

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”.  Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements.

Dividend

Dividend is recorded in the Company’s financial statements in the period in which it is declared.

Dividend for the year ended December 31, 2006 as disclosed in the consolidated statement of changes in equity were declared and paid out by Harbin Golden Sea to its old stockholders before the consummation of the Share Exchange.

Comprehensive income

The Company has adopted SFAS 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  Components of comprehensive income include net income and foreign currency translation adjustments.

Foreign currency translation

The functional currency of the Company and Winner Sea is United States dollars (“US$”) while that of Harbin Golden Sea is RMB.  RMB is not freely convertible into foreign currencies.  The Company maintains its financial statements in the functional currency.  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of Harbin Golden Sea, which are prepared using the functional currency, have been translated into US$.  Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates.  Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.  The exchange rates in effect at December 31, 2006 and 2005 were RMB1 for US$0.1282 and US$0.1244 respectively.  There is no significant fluctuation in exchange rate for the conversion of RMB to US$ after the balance sheet date.

XINYINHAI TECHNOLOGY, LTD.

(FORMERLY IRON STAR DEVELOPMENT, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.

Summary of significant accounting policies (Cont’d)

Fair value of financial instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, customers deposits, and accounts and other payables approximate their fair values due to the short-term maturity of such instruments.

It is the management’s opinion that the Company is not exposed to significant foreign currency, interest, price or credit risks arising from these financial instruments.

Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with SFAS No. 128, “Earnings Per Share”.  Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented.  The weighted average number of shares of the Company represents the common stock outstanding during reporting periods.

Recently issued accounting pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments: an amendment of FASB Statements No. 133 and 140”.  SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis.  SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140.  SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006.  Earlier adoption is permitted, provided the entity has not yet issued financial statements, including for interim periods, for that fiscal year.  The Company does not expect the adoption of SFAS No. 155 to have a material impact on our financial position, as its currently has no financial instruments within the scope of SFAS No. 155.

In March 2006, the FASB released SFAS No. 156 “Accounting for Servicing of Financial Assets:  an amendment of FASB Statement No. 140” to simplify accounting for separately recognized servicing assets, servicing liabilities.  SFAS No. 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities after they have been initially measured at fair value.  SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006.  The Company does not anticipate the adoption of SFAS No. 156 will have a material impact on its consolidated financial statements.

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes.”  This interpretation requires that the entity recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The provisions of FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

XINYINHAI TECHNOLOGY, LTD.

(FORMERLY IRON STAR DEVELOPMENT, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.

Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (cont’d)

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”.  SFAS No. 157 defines fair values, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This Statement shall be effective for financial statements issued for fiscal years beginning after November 25, 2007, and interim periods within those fiscal years.  Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period with that fiscal year.  The provisions of this statement should be applied, except in some circumstances where the statement shall be applied retrospectively.  The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106 and 132 (R)” which requires an employer to recognize the over funded or under funded status of defined benefit and other postretirement plans as an assets or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through and adjustment to comprehensive income.  This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial positions, which limited exceptions and is effective for fiscal year beginning after December 15, 2006.  The company is currently evaluating the impact of adopting SFAS No. 158 on its consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements.  In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statements errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures.  SAB No. 108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006.  The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings.  Management does not expect that the adoption of SAB No. 108 would have a material effect on the Company’s consolidated financial statements.

4.

Merger and reorganization

Pursuant to an exchange agreement that closed on June 29, 2006, the Company exchanged 18,000,000 shares of common stock for all of the issued and outstanding shares of Winner Sea.  The acquisition of Winner Sea by the Company was accounted for as a stock exchange reverse merger.  The Company is the surviving legal entity with Winner Sea and its subsidiary, Harbin Golden Sea, as the historical consolidated accounting companies whose financial statements are provided for reporting purposes.

XINYINHAI TECHNOLOGY, LTD.

(FORMERLY IRON STAR DEVELOPMENT, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Merger and reorganization (Cont’d)

Following is the Company’s balance sheet at the date of merger:

Assets	$-

Liabilities and stockholders’ equity:
Liabilities	$16,049
Common stock	307
Additional paid-in capital	(1,027)
Accumulated deficits	(15,329)

Total liabilities and stockholders’ equity	$-

5.	Finance costs	Year ended December 31,
		2006	2005

	Bank charges	$1,199	$-

6.

Income taxes

The Company is subject to the United States of America Tax law at tax rate of 34%.  It has incurred net operating loss for income tax purposes in the year ended December 31, 2006.

Winner Sea is not subject to income tax.

Harbin Golden Sea is subject to PRC enterprise income tax that is computed according to the relevant laws and regulations in the PRC.  It is registered as a new and high technology enterprise in Harbin region of the PRC and is entitled to a 15% preferential income tax rate.  On May 1, 2006, Harbin Golden Sea became a sino-foreign cooperative enterprise under a reorganization plan and the Taxation Bureau of Harbin City approved its income tax exemption.  The new arrangement of exemption began in the first two years after Harbin Golden Sea became profitable, being June 2006 through May 2008, and a 50% income tax reduction for the following three years, being June 2008 to May 2011.

The effective income tax differs from the United States statutory income tax rate of 34% as follows:

	Year ended December 31,
	2006	2005

Provision for income taxes at 34%	$534,972	$307,796
Tax concessions	(592,403)	(25,841)
Tax rate differential	(4,950)	(157,563)
Valuation allowance	66,289	-

	$3,908	$124,392

XINYINHAI TECHNOLOGY, LTD.

(FORMERLY IRON STAR DEVELOPMENT, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

6.

Income taxes (Cont’d)

Deferred tax asset as of the balance sheet dates is composed of the following:

	As of December 31,
	2006	2005
United States
Tax losses	$66,289	$-
Valuation allowances	(66,289)	-

	$-	$-

The Company has net operating loss carry forwards for income taxes amounting to approximately $194,968 as of December 31, 2006.  These losses are available to reduce future years’ taxable income and will expire, if not utilized, through 2026.  Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses.  Accordingly, a full deferred tax asset valuation allowance has been provided against the deferred tax asset.

7.

Earnings per share - basic and diluted

The basic and diluted earnings per share is calculated using the net income and the weighted average number of common stock outstanding during the years.  The Company has no dilutive instruments and accordingly, the basic and diluted earnings per share are the same.

8.

Accounts receivable

The majority of the Company’s sales are on open account terms and in accordance with terms specified in the contracts governing the relevant transactions.  The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible.  If actual collections experience changes, revisions to the allowance may be required.  Based upon the aforementioned criteria, management has determined that no provision for uncollectible accounts is required as of December 31, 2006 and 2005.

9.

Inventories

	As of December 31,
	2006	2005

Raw materials	$392,966	$511,112
Work in progress	274,289	-
Finished goods	206,733	204,805

	$873,988	$715,917

The Company recorded no provision for obsolete inventories during the years ended December 31, 2006 and 2005.

XINYINHAI TECHNOLOGY, LTD.

(FORMERLY IRON STAR DEVELOPMENT, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

10.

Prepaid expenses

	As of December 31,
	2006	2005

Prepaid consultancy fees	$2,219,000	$-
Amortization	(156,769)	-

	2,062,231	-
Amount to be amortized within one year	(780,901)

Amount to be amortized over one year	$1,281,330	$-

Amortization for the years ended December 31, 2006 and 2005 was US$156,769 and $nil respectively.

11.

Property, plant and equipment, net

	As of December 31,
	2006	2005

Building	$559,214	$542,230
Plant and machinery	1,745,286	1,635,613
Motor vehicles	465,536	442,630
Furniture, fixtures and equipment	51,262	42,352

	2,821,298	2,662,825
Accumulated depreciation	(988,708)	(722,269)

Property, plant and equipment, net	$1,832,590	$1,940,556

Depreciation expenses for the year ended December 31, 2006 and 2005 were $239,234 and $221,725 respectively and are included in:

	Year ended December 31,
	2006	2005

Cost of sales	$180,726	$154,536
Operating expenses	58,508	67,189

	$239,234	$221,725

12.

Other payables and accrued liabilities

	As of December 31,
	2006	2005

Other payables	$16,604	$25
Accrued statutory staff welfare and salaries	45,306	35,522
Accrued liabilities	42,173	20,086

Total other payables and accrued liabilities	$104,083	$55,633

XINYINHAI TECHNOLOGY, LTD.

(FORMERLY IRON STAR DEVELOPMENT, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

13.

Common stock

	No. of shares	Amount
Authorized :-

Common stock at USD0.001 par value	40,000,000	$40,000

Issued and outstanding :-

As of January 1, 2006	307,899	$307
Common stock issued for recapitalization (Note 1(b))	18,000,000	18,000
Common stock issued to consultants (Note 13(a))	6,010,000	6,010

As of December 31, 2006	24,317,899	$24,317

 (a)

The Company entered into consulting agreements with several consultants for the provision of services to the Company.  Details of the arrangements are set out below:

Date of agreement	Services to be provided	Service period	Number of shares issued

9.22.2006	Consulting services	9.22.2006 to 12.31.2006	10,000
7.18.2006	Website constructing services	Not applicable	30,000
	Website maintenance services	7.18.2006 to 7.17.2009	70,000
11.20.2006	International business consulting services	11.20.2006 to 11.19.2011	2,100,000
	Website constructing services	Not applicable	700,000
	Website maintenance services	11.20.2006 to 11.19.2011	100,000
	ISO 9001 Training services	Not applicable	100,000
	ISO 14000 Training services	Not applicable	100,000
	ISO 9001 Audit Outsourcing	11.20.2006 to 1.20.2007	400,000
	ISO 9001 Audit Outsourcing	11.20.2007 to 11.20.2008	400,000
	ISO 14000 Audit Outsourcing	11.20.2008 to 1.20.2009	400,000
	ISO 14000 Audit Outsourcing	11.20.2009 to 1.20.2010	400,000
	Production technology consulting and
	printing equipment sourcing services	11.20.2006 to 11.19.2010	1,200,000

			6,010,000

10,000 and 6,000,000 shares of the above common stocks were issued under the Company’s 2006 stock and stock option plan (Note 18) and 2006 equity incentive plan (Note 19) respectively.

14.

Statutory reserves

(a)

In accordance with the relevant laws and regulations of the PRC, the subsidiary is required to appropriate 10% of its net income reported under the PRC statutory accounts, after offsetting any prior years’ losses, to the statutory reserve.  When the balance of such reserve reaches 50% of the subsidiary’s registered capital, any further appropriation is optional.

XINYINHAI TECHNOLOGY, LTD.

(FORMERLY IRON STAR DEVELOPMENT, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

14.

Statutory reserves (Cont’d)

(b)

During the years ended December 31, 2006 and 2005, the Company appropriated in aggregate $161,824 and $160,053 respectively to the statutory reserve based on its net income reported under the PRC statutory accounts.

15.

Accumulated other comprehensive income

The accumulated other comprehensive income consists of foreign currency translation adjustments only.

16.

Defined contribution plan

The Company has a defined contribution plan for all its qualified employees in the PRC.  The Company and its employees are each required to make contributions to the plan at the rates specified in the plan.  The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in future years.  The defined contribution plan contributions were charged to the statement of operations.  The Company contributed $18,121 and $16,530 for the years ended December 31, 2006 and 2005 respectively.

17.

Supplemental cash flow information

	Year ended December 31,
	2006	2005

Interest paid	$-	$-
Income taxes paid	57,068	158,604

Other than the above-mentioned information, during the year ended December 31, 2006, the Company issued a total of 6,010,000 shares of its common stock for services provided by several consultants (Note 13(a)).

18.

Stock and stock option plan

The Company’s 2006 stock and stock option plan became effective on September 5, 2006.  The aim of the plan is to promote the success and enhance the value of the Company by linking the personal interests of participants to those of the Company's stockholders, and by providing participants with an incentive for outstanding performance.

The plan is administered by one or more committees of the board of directors (“Board”).  The Board, at any time and from time to time, may grant shares of stock or options to eligible persons in such amounts and upon such terms and conditions as the Board shall determine.  No award may be made under the plan after December 31, 2014.

The maximum number of shares available for grant under the plan is 10,000 shares of the Company’s common stock, which may be either authorized but unissued or reacquired shares.

XINYINHAI TECHNOLOGY, LTD.

(FORMERLY IRON STAR DEVELOPMENT, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

18.

Stock and stock option plan (Cont’d)

During the year ended December 31, 2006, the Company issued 10,000 shares of common stock to a consultant for the provision of consultancy services to the Company.  The compensation cost of $14,000 was measured with reference to the trading price of the Company’s common stock as quoted on the OTCBB on the date of grant which was $1.4.  The compensation cost has been fully amortized to the current year’s statement of operation since the services had been completed.

Other than the above transaction, no other options or awards have been made, exercised or lapsed during the year ended December 31, 2006 under the 2006 stock and stock option plan.

19.

Equity incentive plan

The Company’s equity incentive plan became effective on October 6, 2006.  The equity incentive plan aims to promote the success and enhance the value of the Company by linking the personal interests of participants to those of the Company's stockholders, and by providing participants with an incentive for outstanding performance.

The plan is administered by one or more committees of the Board.  The Board, at any time and from time to time, may grant shares of stock or options to eligible persons in such amounts and upon such terms and conditions as the Board shall determine.  No award may be made under the plan after December 31, 2014.

The maximum number of shares available for grant under the plan is 6,000,000 shares of the Company’s common stock, which may be either authorized but unissued or reacquired shares.

During the year ended December 31, 2006, the Company issued 6,000,000 shares of common stock to several consultants for the provision of consultancy services to the Company.  The compensation cost was measured with reference to the trading prices of the Company’s common stocks as quoted on the OTCBB on the date of grant.

The compensation cost has been capitalized as an asset which is classified as prepaid expenses in the consolidated balance sheet and the amortization for the year ended December 31, 2006 was $142,769.  The weighted-average grant-date fair value per share is $0.37.  The prepaid expenses are expected to be recognized over a weighted-average period of 3.31 years.

Other than the above transactions, no other options or awards have been made, exercised or lapsed during the year ended December 31, 2006 under the 2006 equity incentive plan.

XINYINHAI TECHNOLOGY, LTD.

(FORMERLY IRON STAR DEVELOPMENT, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

20.

Segment information

The Company currently operates in two reportable segments, Sales of printed products and Re-sale of purchased equipment.  The segment of Software Solution in the year ended December 31, 2005 ceased already.  The accounting policies of the segments are the same as described in the summary of significant accounting policies.  The Company evaluates segment performance based on income from operations.  As a result, the components of operating income for one segment may not be comparable to another segment.  The following is a summary of the Company’s segment information for the years ended December 31, 2006 and 2005:

	Printing Products		Equipment Trading		Software Solution		Total
	Year ended December 31,		Year ended December 31,		Year ended December 31,		Year ended December 31,
	2006	2005	2006	2005	2006	2005	2006	2005

Revenues	$5,625,935	$3,621,679	$2,184,421	$1,760,897	$-	$7,825	$7,810,356	$5,390,401
Gross profit	2,263,107	1,207,364	305,269	266,005	-	1,191	2,568,376	1,474,560
Interest income	6,954	3,439	773	382	-	-	7,727	3,821
Depreciation on property, plant and equipment	226,059	215,725	13,175	6,000	-	-	239,234	221,725
Segment profit	1,487,893	775,883	135,782	129,398	-	-	1,623,675	905,281
Total assets	5,397,314	5,017,268	393,561	403,877	-	-	5,790,875	5,421,145
Expenditure for segment assets	74,926	906,187	1,724	29,997	-		76,650	936,184

XINYINHAI TECHNOLOGY, LTD.

(FORMERLY IRON STAR DEVELOPMENT, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

20.

Segment information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Year ended December 31,
	2006	2005

Total consolidated revenue	$7,810,356	$5,390,401

Total income for reportable segments	$1,623,675	$905,281
Unallocated amounts relating to operations:
Consultancy fee	(50,228)	-

Income before income taxes and minority interest	$1,573,447	$905,281

	As of December 31,
Assets	2006	2005

Total assets for reportable segments	$5,790,875	$5,241,145
Unallocated amounts relating to operations:
Prepaid expenses	2,062,231	-

Total	$7,853,106	$5,241,145

All of the Company’s long-lived assets and customers are located in the PRC.  Accordingly, no geographic information is presented.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XINYINHAI TECHNOLOGY, LTD.

By:/s/ Tian Ling

      Tian Ling, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on April 16, 2007 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Tian Ling

_________________________

Tian Ling, Director

Chief Executive Officer

/s/ Du Song

_________________________

Du Song, Director

Chief Financial Officer

/s/ Xie Guihong

________________________

Xie Guihong, Director

/s/ Lao Chengxu

________________________

Lao Chengxu, Director