Form 10QSB
period 2007-03-31
XINYINHAI TECHNOLOGY, LTD.
filed 2007-05-21
CIK 1307624

U. S. Securities and Exchange Commission

Washington, D. C. 20549

       FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2007

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

May 18, 2007

Common Voting Stock: 24,317,899

Transitional Small Business Disclosure Format (check one):      Yes [   ]     No [X]

XINYINHAI TECHNOLOGY, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2007 AND DECEMBER 31, 2006

(Stated in US Dollars)

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$1,625,755	$1,553,139
Accounts receivable	1,713,529	1,027,676
Inventories (Note 7)	1,236,997	873,988
Other receivable, deposits and prepayments	288,021	503,482
Current portion of prepaid expenses (Note 8)	304,658	780,901
Total Current Assets	5,168,960	4,739,186

Property, plant and equipment, net (Note 9)	1,788,908	1,832,590
Prepaid expenses (Note 8)	1,281,330	1,281,330

TOTAL ASSETS	$8,239,198	$7,853,106

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$593,282	$373,655
Customers deposit	171,905	202,943
Other payable and accrued liabilities (Note 10)	69,528	104,083
Value added tax payable	84,387	107,590

TOTAL LIABILITIES	919,102	788,271

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS (NOTE 3)	564,428	503,951

STOCKHOLDERS’ EQUITY

Common stock: Par value of USD 0.001 per share Authorized: 40,000,000 shares in 2007 and 2006; issued and outstanding: 24,317,899 in 2007 and 2006	$24,317	$24,317
Additional paid-in capital	4,540,335	4,540,335
Retained earnings	1,274,316	1,264,221
Statutory reserves	645,777	509,411
Accumulated other comprehensive income	270,923	222,600

TOTAL STOCKHOLDERS’ EQUITY	6,755,668	6,560,884

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,239,198	$7,853,106

See the accompanying notes to condensed financial statements.

XINYINHAI TECHNOLOGY, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Stated in US Dollars)

	Three months ended March 31, (Unaudited)
	2007	2006

Revenues (Note 3)	$2,140,117	$1,098,216
Cost of revenues	(1,250,048)	(899,032)

Gross profit	890,069	199,184

Operating expenses
Selling and marketing	96,405	99,234
General and administrative	597,113	63,604

Total expenses	693,518	162,838

Income before interest income, income taxes and minority interest	196,551	36,346
Interest income	5,018	666

Income before income taxes and minority interest	201,569	37,012
Income taxes (Note 4)	-	(5,552)

Income before minority interest	201,569	31,460
Minority interest	(55,108)	(3,146)

Net income	$146,461	$28,314

Earnings per share - basic and diluted (Note 5)	$0.006	$0.002

Weighted average number of common stock outstanding	24,317,899	18,000,000

See the accompanying notes to condensed financial statements.

XINYINHAI TECHNOLOGY, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Stated in US Dollars)

	Three months ended March 31, (Unaudited)
	2007	2006

Cash flows from operating activities
Net income	$146,461	$28,314
Adjustments to reconcile net income to net cash
provided by/(used in) operating activities:
Depreciation and amortization	538,508	59,285
Minority interest	55,108	3,146
Changes in operating assets and liabilities
Accounts receivable	(675,432)	(287,170)
Value added tax recoverable	-	(23,209)
Inventories	(354,146)	(203,114)
Other receivable, deposits and prepayments	218,406	(523,504)
Accounts payable	215,021	(44,376)
Customers deposit	(33,096)	248,315
Other payable and accrued liabilities	(33,040)	(4,054)
Income tax payable	-	(47,608)
Value added tax payable	(24,295)	(73,531)

Net cash flows provided by/(used in) operating activities	53,495	(867,506)

Effect of foreign currency translation on cash and cash equivalents	19,121	(4)

Net increase/(decrease) in cash and cash equivalents	72,616	(867,510)

Cash and cash equivalents, beginning of period	1,553,139	1,023,983

Cash and cash equivalents, end of period	$1,625,755	$156,473

Supplemental cash flow information

Interest paid	$ -	$ -
Income taxes paid	$ -	$53,160

See the accompanying notes to condensed financial statements.

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 (Unaudited)

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

The purchase method under reverse takeover accounting has been applied for the Share Exchange.  These consolidated financial statements issued under the name of the legal parent, Xinyinhai, are a continuation of the financial statements of Winner Sea, which include Winner Sea’s majority owned subsidiary Harbin Golden Sea.  The 10% minority interest in Harbin Golden Sea was reflected in the comparative figures of the consolidated statements of operations and cash flows as if the current group structure was already in existence.

2.

Description of business

The Company, through Harbin Golden Sea, is a leading participant in PRC’s financial notes printing industry.  It provides printing services whose quality equals the highest standards worldwide and imports state-of-the-art printing equipment from overseas that is installed on its advanced software systems, such as anti-falsification software.

The Company also earns approximately 18% of its revenue for the current reporting period from its position as a distributor of plasma arc cutting machinery and consumable parts.  The plasma arc cutting systems are designed to provide metal workers with clean cuts for metal work that permits little tolerance for error, and are well-known worldwide.

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 (Unaudited)

(Stated in US Dollars)

3.

Summary of significant accounting policies

Basis of presentation and consolidation

The accompanying condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three month periods have been made.  Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.  These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10KSB as filed with the Securities and Exchange Commission on April 17, 2007.

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

The Company’s management determined that no provision for uncollectible accounts was required as of March 31, 2007.

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

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 (Unaudited)

(Stated in US Dollars)

3.

Summary of significant accounting policies (Cont’d)

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation.  Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation is provided to write off the cost of the assets to the estimated residual value on a straight-line basis over their estimated useful lives as follows:

	Depreciable life	Residual value

Buildings	20 years	5%
Plant and machinery	10 years	5%
Furniture, fixtures and equipment	5 years	5%
Motor vehicles	10 years	5%

Prepaid expenses

Prepaid expenses represent the unamortized aggregate fair value of the Company’s common stock issued in return for the consultancy works provided by certain consultants to the Company.  The fair value is determined by reference to the closing price of the Company’s common stock as quoted on the OTC Bulletin Board on the date of grant.

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

Stock-based compensation

The Company adopted the SFAS No. 123R, "Share-Based Payment" using the modified prospective method.  Under SFAS 123R, equity instruments issued to service providers for their services are measured at the grant-date fair value and recognized in the statement of operations over the vesting period.

Revenue recognition

The Company derives revenues from the sales of printed products and re-sale of purchased third parties equipment.  The Company recognizes its revenues net of related value added taxes and when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 (Unaudited)

(Stated in US Dollars)

3.

Summary of significant accounting policies (Cont’d)

Revenue recognition (cont’d)

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

Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with SFAS No. 128, “Earnings Per Share”.  Basic earnings per share are computed using the weighted average number of shares outstanding during the periods presented.  The weighted average number of shares of the Company represents the common stock outstanding during the periods.

Recently issued accounting standards

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except in some circumstances where the statement shall be applied retrospectively.  The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 (Unaudited)

(Stated in US Dollars)

3.

Summary of significant accounting policies (Cont’d)

Recently issued accounting standards (cont’d)

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. This bulletin requires companies to consider the effect of prior year misstatements for past and current financials statements when determining the materiality of these misstatements, and to make appropriate adjustments to the financial statements and related disclosures accordingly. This requirement is in effect for all companies with fiscal years ending after November 15, 2006. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for the fiscal year beginning January 1, 2008. The management is in the process of evaluating this guidance and therefore has not yet determined the impact that SFAS 159 will have on the Company’s financial statements upon adoption.

4.

Income taxes

No income taxes provision is made as the Company’s subsidiary operating in the PRC enjoys a tax exemption that was approved by the Taxation Bureau of Harbin City.

5.

Earnings per share - basic and diluted

The basic and diluted earnings per share is calculated using the net income and the weighted average number of common stock outstanding during the reporting periods.  The Company has no dilutive instruments and accordingly, the basic and diluted earnings per share are the same.

6.

Comprehensive income

	Three months ended March 31, (Unaudited)
	2007	2006

Net income	$146,461	$28,314
Foreign currency translation adjustments	48,323	(4)

Total comprehensive income	$194,784	$28,310

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 (Unaudited)

(Stated in US Dollars)

7.

Inventories

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Raw materials	$643,768	$392,966
Work in progress	366,356	274,289
Finished goods	226,873	206,733

	$1,236,997	$873,988

8.

Prepaid expenses

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Prepaid consultancy fees	$2,219,000	$2,219,000
Amortization	(633,012)	(156,769)

	1,585,988	2,062,231
Amount to be amortized within one year	(304,658)	(780,901)

Amount to be amortized over one year	$1,281,330	$1,281,330

9.

Property and equipment, net

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Buildings	$564,885	$559,214
Plant and machinery	1,762,605	1,745,286
Motor vehicles	470,256	465,536
Furniture, fixtures and equipment	52,161	51,262

	2,849,907	2,821,298
Accumulated depreciation	(1,060,999)	(988,708)

Property and equipment, net	$1,788,908	$1,832,590

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 (Unaudited)

(Stated in US Dollars)

10.

Other payable and accrued liabilities

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Other payable	$13,880	$16,604
Accrued statutory staff welfare and salaries	13,448	45,306
Accrued liabilities	42,200	42,173

Total other payable and accrued liabilities	$69,528	$104,083

11.

Defined contribution plan

The Company’s subsidiary has a defined contribution plan for all its qualified employees in the PRC.  The subsidiary and its employees are each required to make contributions to the plan at the rates specified in the plan.  The only obligation of the subsidiary with respect to retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in future years.  The defined contribution plan contributions were charged to the statement of operations.  The Company contributed $934 and $1,122 for the three month periods ended March 31, 2007 and 2006 respectively.

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 (Unaudited)

(Stated in US Dollars)

12.

Segment information

The Company currently operates in two reportable segments, Sales of printed products and Re-sale of purchased equipment.  The accounting policies of the segments are the same as described in the summary of significant accounting policies.  The Company evaluates segment performance based on income from operations.  As a result, the components of operating income for one segment may not be comparable to another segment.  The following is a summary of the Company’s segment information:

	Printing Products		Equipment Trading		Total
	Three months ended March 31, (Unaudited)		Three months ended March 31, (Unaudited)		Three months ended March 31, (Unaudited)
	2007	2006	2007	2006	2007	2006

Revenues	$1,752,417	$727,766	$387,700	$370,450	$2,140,117	$1,098,216
Segment profit/(loss)	$594,244	$20,848	$(43,166)	$10,612	$551,078	$31,460

	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2007	2006	2007	2006	2007	2006
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Segment assets	$6,896,960	$5,397,314	$397,307	$393,561	$7,294,267	$5,790,875

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 (Unaudited)

(Stated in US Dollars)

12.

Segment information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended March 31, (Unaudited)
	2007	2006

Total consolidated revenue	$2,140,117	$1,098,216

Total income for reportable segments	$551,078	$37,012
Unallocated amount relating to operations:
Amortization of prepaid expenses	(349,509)	-

Income before income taxes and minority interest	$201,569	$37,012

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Assets

Total assets for reportable segments	$7,294,267	$5,790,875
Unallocated amounts relating to operations:
Other receivable	159,568	-
Prepaid expenses	785,363	2,062,231

	$8,239,198	$7,853,106

All of the Company’s long-lived assets and customers are located in the PRC.  Accordingly, no geographic information is presented.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS

Results of Operations

Our revenue in the first three months of 2007 increased by 95% over the revenue realized in the first three months of 2006.  The increase was attributable primarily to our printing business (141% increase), with a modest increase in our equipment distribution business (5% increase).  The increase in printing revenue resulted primarily from our investment in added capacity during 2006, which enabled us to market our services more aggressively.

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

The 42% gross margin realized by our subsidiary, Harbin Golden Sea, on sales in the quarter ended March 31, 2007 was an improvement over the 18% gross margin realized in the quarter ended March 31, 2006.  The increase in gross margin from printing primarily reflected the pricing of the particular contracts, which were particularly profitable in the first three months of 2007.  Our expectation for the future is that our gross margin from printing services will average approximately 33%, albeit within a range of 27% to 40%, depending on the components of the business.

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

Operating expenses as a percentage of revenue increased to 32.4% in the first quarter of 2007 from 14.8% in the first quarter of 2006.  The primary reason for the increase was the issuance of shares to consultants in the 4th quarter of 2006.  We utilized our equity in this manner in order to acquire the services of certain leaders in the printing industry.  However the issuance added a prepaid asset of $2,219,000 to our balance sheet, which we must amortize as expense over the duration of the consulting agreements.  During the first three months of 2007, the amortization of consulting fees added $476,243 to our general and administrative expenses, as the terms of one of the agreements expired in the first quarter.  For the remainder of 2007, the amortization of the value of the shares issued in 2006 will add $304,658 to our expenses.

Partially counterbalancing the effect of the consulting fees on our operations was the improvement in the efficiency of our marketing operations.  During the first quarter of 2007, while our revenues increased by 95%, our selling expenses decreased by 3%. This disparity between our fixed costs and our revenue reflected our ability to increase our production without a proportionate increase in our administrative overhead.  Similarly we expect that if we obtain the funds needed to further increase our printing production capacity, the resulting increase in our revenue will not require a corresponding increase in administrative expenses, with the exception that new investment in equipment will cause an increase in depreciation expense.

In May 2006, our operating subsidiary qualified for a two year exemption from Chinese income taxes.  When those two years end in April 2008, we will then be eligible for three years of taxation at 50% of the statutory rate.  As a result of this government allowance, there were no income taxes payable on account of income in the first quarter of 2007, compared to $5,552 in taxes payable in the first quarter of 2006.

The operations of our subsidiary, Harbin Golden Sea, produced $551,078 in income during the first quarter of 2007.  However, because we own only 90% of Harbin Golden Sea, we deducted a “minority interest” of $55,108 on our Statement of Operations.  After that deduction and taking into account the expenses incurred by the parent corporation, our net income for the first quarter of 2007 was $146,461, an increase over net income of $28,314 realized in the first quarter of 2006.

Our business operates primarily in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  In the first quarter of 2007, the effect of converting our financial results to Dollars was to add $48,323 to our comprehensive income.

Liquidity and Capital Resources

Since our subsidiary, Harbin Golden Sea, was organized in 1998, the growth of its operations has been funded by contributions to capital by our Chairman, Mrs. Tian.  With the $2.4 million that she invested, Harbin Golden Sea built its facilities and funded its operations, resulting in profitable operations for the past several years.  As a result, at March 31, 2007 we had working capital totaling $4,249,858, an increase of $298,943 over working capital at December 31, 2006.  We also had no debt.

During the first quarter of 2007, despite net income of $146,461, Harbin Golden Sea’s operations provided only $53,495 in cash.  This occurred because we increased our accounts receivable by $675,432 and increased our inventories by $354,146, while increasing our accounts payable by only $215,021, substantially improving our liquidity but at the expense of cash.

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

Evaluation of Disclosure Controls and Procedures.  Tian Ling, our Chief Executive Officer, and Du Song, our Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the

Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, Ms. Tian and Ms. Du concluded that the Company’s system of disclosure controls and procedures was effective as of March 31, 2007 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s first fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Date: May 18, 2007

By: /s/ Tian Ling

Tian Ling, Chief Executive Officer

By: /s/ Du Song

Du Song, Chief Financial Officer, Chief Accounting Officer