Form 10QSB
period 2007-06-30
XINYINHAI TECHNOLOGY, LTD.
filed 2007-08-13
CIK 1307624

U. S. Securities and Exchange Commission

Washington, D. C. 20549

       FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2007

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

August 10, 2007

Common Voting Stock: 24,317,899

Transitional Small Business Disclosure Format (check one):      Yes [   ]     No [X]

XINYINHAI TECHNOLOGY, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2007 AND DECEMBER 31, 2006

(Stated in US Dollars)

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$1,585,828	$1,553,139
Accounts receivable (Note 6)	1,626,279	1,027,676
Inventories (Note 7)	1,079,937	873,988
Deposits and prepayments	92,996	503,482
Current portion of prepaid expenses (Note 8)	296,328	780,901
Other receivable	952,719	-

Total Current Assets	5,634,087	4,739,186
Property, plant and equipment, net (Note 9)	1,794,953	1,832,590
Land use rights	27,721	-
Prepaid expenses (Note 8)	1,215,578	1,281,330

TOTAL ASSETS	$8,672,339	$7,853,106

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$245,819	$373,655
Customers deposit	14,430	202,943
Other payables and accrued liabilities (Note 10)	64,097	104,083
Value added tax payable	-	107,590

TOTAL LIABILITIES	324,346	788,271

MINORITY INTERESTS (NOTE 3)	694,893	503,951

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common stock	24,317	24,317
Authorized 40,000,000 shares in 2007 and 2006; issued and
outstanding 24,317,899 shares in 2007 and 2006
Additional paid-in capital	4,540,335	4,540,335
Retained earnings	1,887,793	1,264,221
Statutory reserves	847,118	509,411
Accumulated other comprehensive income	353,537	222,600

TOTAL STOCKHOLDERS’ EQUITY	7,653,100	6,560,884

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,672,339	$7,853,106

See the accompanying notes to condensed consolidated financial statements

XINYINHAI TECHNOLOGY, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Stated in US Dollars)

Three months ended June 30, (Unaudited)			Six months ended June 30, (Unaudited)
	2007	2006	2007	2006

Revenues (Note 3)	$2,878,962	$2,325,080	$5,019,079	$3,423,296
Cost of sales	(1,624,896)	(1,828,688)	(2,874,944)	(2,727,720)

Gross profit	1,254,066	496,392	2,144,135	695,576

Operating expenses
Selling and distribution	130,408	99,749	226,813	198,985
General and administrative	199,375	54,792	796,488	118,396

Total expenses	329,783	154,541	1,023,301	317,381

Operating income	924,283	341,851	1,120,834	378,195
Interest income	4,280	213	9,298	880
Other expenses	-	(245,912)	-	(245,912)

Income before income taxes and minority interests	928,563	96,152	1,130,132	133,163
Income taxes (Note 4)	-	(51,312)	-	(56,864)

Income before minority interest	928,563	44,840	1,130,132	76,299
Minority interests	(113,745)	(29,075)	(168,853)	(32,221)

Net income	814,818	15,765	961,279	44,078

Other comprehensive income
- Foreign currency translation	89,399	28,184	130,937	28,184

Comprehensive income	$904,217	$43,949	$1,092,216	$72,262

Earnings per share - basic and diluted
(Note 5)	$0.03	$0.00	$0.04	$0.00

Weighted average number of common stock outstanding	24,317,899	18,307,000	24,317,899	18,307,000

See the accompanying notes to condensed consolidated financial statements

XINYINHAI TECHNOLOGY, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Stated in US Dollars)

	Six months ended June 30, (Unaudited)
	2007	2006
Cash flows from operating activities
Net income	$961,279	$44,078
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation on property, plant and equipment	124,731	116,360
Amortization of land use rights	1,055	-
Amortization of prepaid expenses	550,325	-
Minority interests	168,853	32,221
Changes in operating assets and liabilities
Accounts receivable	(564,361)	(663,790)
Prepaid expenses	-	(138)
Inventories	(180,954)	395,410
Deposits and prepayments	389,284	(19,030)
Other receivable	(939,750)	-
Accounts payable	(135,583)	4,497
Customers deposit	(191,647)	-
Other payables and accrued liabilities	(40,008)	(35,170)
Deferred revenue	-	136,504
Income tax payable	-	(86,062)
Payable to minority interests	-	15,333
Value added tax payable	(109,252)	-

Net cash flows provided by (used in) operating activities	33,972	(59,787)

Cash flows from investing activities
Loans to a director	-	(376,978)
Payments to acquire property, plant and equipment
and land use rights	(41,076)	(24,753)

Net cash flows used in investing activities	(41,076)	(401,731)

Cash flow from financing activities
Dividend and dividend tax paid	-	(279,516)

Net cash flows used in financing activities	-	(279,516)

Net decrease in cash and cash equivalents	(7,104)	(741,034)

Effect of foreign currency translation on cash and cash equivalents	39,793	36,655

Cash and cash equivalents, beginning of period	1,553,139	1,023,983

Cash and cash equivalents, end of period	$1,585,828	$319,604

Supplemental cash flow information

Interest paid	$ -	$ -
Income taxes paid	$ -	$ 3,990

See the accompanying notes to condensed consolidated financial statements

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 (Unaudited)

(Stated in US Dollars)

1.

Corporation information

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

The Company also earns approximately 22% of its revenue for the current reporting period from its position as a distributor of plasma arc cutting machinery and consumable parts.  The plasma arc cutting systems are designed to provide metal workers with clean cuts for metal work that permits little tolerance for error, and are well-known worldwide.

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

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 (Unaudited)

(Stated in US Dollars)

3.

Summary of significant accounting policies (Cont’d)

Basis of presentation and consolidation (cont’d)

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.  These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories and the estimation on useful lives of property, plant and equipment and intangible assets.  Actual results could differ from those estimates.

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

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 (Unaudited)

(Stated in US Dollars)

3.

Summary of significant accounting policies (Cont’d)

Property, plant and equipment (cont’d)

Maintenance or repairs are charged to expense as incurred.  Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Land use rights

Land use rights are stated at cost less accumulated amortization.  Amortization is provided using the straight-line method over the respective terms of the leases.

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

Stock-based compensation

The Company adopted SFAS No. 123R “Share-Based Payment” using the modified prospective method. Under SFAS 123R, equity instruments issued to service providers for their services are measured at the grant-date fair value and recognized in the statement of operations over the vesting period.

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

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 (Unaudited)

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

Recently issued accounting standards

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The adoption of FIN 48 does not have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for the fiscal year beginning January 1, 2008. The management is in the process of evaluating this guidance and therefore has not yet determined the impact that SFAS 159 will have on the Company’s financial statements upon adoption.

4.

Income taxes

No income taxes is calculated on the estimated assessable profits of the subsidiary operating in the PRC as the Taxation Bureau of Harbin City approved its income tax exemption.

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 (Unaudited)

(Stated in US Dollars)

5.

Earnings per share - basic and diluted

The basic and diluted earnings per share is calculated using the net income and the weighted average number of common stock outstanding during the reporting periods.  The Company has no dilutive instruments and accordingly, the basic and diluted earnings per share are the same.

6.

Accounts receivable

The majority of the Company’s sales are on open account terms and in accordance with terms specified in the contracts governing the relevant transactions.  The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible.  If actual collections experience changes, revisions to the allowance may be required.  Based upon the aforementioned criteria, management has determined that no provision for uncollectible accounts is required as of June 30, 2007 and December 31, 2006.

7.

Inventories

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Raw materials	$522,670	$392,966
Work in progress	422,270	274,289
Finished goods	134,997	206,733

	$1,079,937	$873,988

8.

Prepaid expenses

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Prepaid consultancy fees	$2,219,000	$2,219,000
Accumulated amortization	(707,094)	(156,769)

	1,511,906	2,062,231
Amount to be amortized within one year	(296,328)	(780,901)

Amount to be amortized over one year	$1,215,578	$1,281,330

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 (Unaudited)

(Stated in US Dollars)

9.

Property, plant and equipment, net

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Buildings	$573,609	$559,214
Plant and machinery	1,830,451	1,745,286
Motor vehicles	477,519	465,536
Furniture, fixtures and equipment	53,985	51,262

	2,935,564	2,821,298
Accumulated depreciation	(1,140,611)	(988,708)

Property and equipment, net	$1,794,953	$1,832,590

10.

Other payables and accrued liabilities

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Other payables	$ -	$16,604
Accrued statutory staff welfare and salaries	18,972	45,306
Accrued liabilities	45,125	42,173

Total other payables and accrued liabilities	$64,097	$104,083

11.

Defined contribution plan

The Company has a defined contribution plan for all its qualified employees in the PRC.  The Company and its employees are each required to make contributions to the plan at the rates specified in the plan.  The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in future years.  The defined contribution plan contributions were charged to the statement of operations.  The Company contributed $10,049 and $11,625 for the six month periods ended June 30, 2007 and 2006 respectively.

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 (Unaudited)

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

	Printing Products		Equipment Trading		Total
	Six months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)
	2007	2006	2007	2006	2007	2006

Revenues	$3,929,608	$2,357,319	$1,089,471	$1,065,977	$5,019,079	$3,423,296
Segment profit	$1,593,755	$322,541	$94,778	$56,534	$1,688,533	$379,075

	Three months ended June 30, (Unaudited)		Three months ended June 30, (Unaudited)		Three months ended June 30, (Unaudited)
	2007	2006	2007	2006	2007	2006

Revenues	$2,177,191	$1,629,553	$701,771	$695,527	$2,878,962	$2,325,080
Segment profit	$999,511	$296,142	$137,944	$45,922	$1,137,455	$342,064

	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2007	2006	2007	2006	2007	2006
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Segment assets	$6,563,803	$5,397,314	$596,630	$393,561	$7,160,433	$5,790,875

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 (Unaudited)

(Stated in US Dollars)

12.

Segment information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)
	2007	2006	2007	2006

Total consolidated revenue	$2,878,962	$2,325,080	$5,019,079	$3,423,296

Total income for reportable
segments	$1,137,455	$342,064	$1,688,533	$379,075
Unallocated amounts relating to
operations:
Amortization of prepaid
expenses and professional
fee	(208,892)	-	(558,401)	-
Dividend tax paid	-	(245,912)	-	(245,912)

Income before income taxes
and minority interests	$928,563	$96,152	$1,130,132	$133,163

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Assets

Total assets for reportable segments	$7,160,433	$5,790,875
Unallocated amounts relating to operations:
Prepaid expenses	1,511,906	2,062,231

Total assets	$8,672,339	$7,853,106

All of the Company’s long-lived assets and customers are located in the PRC.  Accordingly, no geographic information is presented

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS

Results of Operations

Our revenue in the first six months of 2007 increased by 47% over the revenue realized in the first six months of 2006.  The increase was attributable primarily to our printing business (67% increase), with a modest increase in our equipment distribution business (2% increase).  The increase in printing revenue resulted primarily from our investment in added capacity during 2006, which enabled us to market our services more aggressively.

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

The 43% gross margin realized by our subsidiary, Harbin Golden Sea, on sales in the six months ended June 30, 2007 was an improvement over the 20% gross margin realized in the six months ended June 30, 2006.  The increase in gross margin from printing primarily reflected the pricing of the particular contracts, which were particularly profitable in the first six months of 2007.  Our expectation for the future is that our gross margin from printing services will average approximately 33%, albeit within a range of 27% to 40%, depending on the components of the business.

Our gross margin from equipment distribution continues to lag behind its historical level, and will do so in the future.  In the first six months of 2007 equipment sales produced gross margin of 9%, compared to 14% in 2006, 15% in 2005 and 23% in fiscal year 2004.  Gross margin from equipment sales fell in 2005 and 2006 primarily as a result of our growing use of selling agents, whose compensation is a reduction to our margin.  If we obtain the funding necessary to expand our printing capacity, we expect the printing portion of its business to grow faster than the equipment sales business.  If that occurs, overall gross margin should increase towards the higher margins that printing has historically produced.

Operating expenses as a percentage of revenue increased to 20.4% in the first six months of 2007 from 9.3% in the first six months of 2006.  The primary reason for the increase was the issuance of shares to consultants in the 4th quarter of 2006.  We utilized our equity in this manner in order to acquire the services of certain leaders in the printing industry.  However the issuance added a prepaid asset of $2,219,000 to our balance sheet, which we must amortize as expense over the duration of the consulting agreements.  During the first six months of 2007, the amortization of consulting fees added $550,325 to our general and administrative expenses, as the terms of one of the agreements expired in the first quarter.  For the remainder of 2007, the amortization of the value of the shares issued in 2006 will add $148,164 to our expenses.

Partially counterbalancing the effect of the consulting fees on our operations was the improvement in the efficiency of our marketing operations.  During the first six months of 2007, while our revenues increased by 47%, our selling expenses increased by only 14%. This disparity between our fixed costs and our revenue reflected our ability to increase our production without a proportionate increase in our administrative overhead.  Similarly we expect that if we obtain the funds needed to further increase our printing production capacity, the resulting increase in our revenue will not require a corresponding increase in administrative expenses, with the exception that new investment in equipment will cause an increase in depreciation expense.

In May 2006, our operating subsidiary qualified for a two year exemption from Chinese income taxes.  When those two years end on December 31, 2007, we will then be eligible for three years of taxation at 50% of the statutory rate.  As a result of this government allowance, there were no income taxes payable on account of income in the first six months of 2007, compared to $56,864 in taxes payable in the first six months of 2006.

The operations of our subsidiary, Harbin Golden Sea, produced $1,688,533 in income during the first six months of 2007.  However, because we own only 90% of Harbin Golden Sea, we deducted a “minority interest” of $168,853 on our Statement of Operations.  After that deduction and taking into account the expenses incurred by the parent corporation, our net income for the first six months of 2007 was $961,279, an increase over net income of $44,078 realized in the first six months of 2006.

Our business operates primarily in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  In the first six months of 2007, the effect of converting our financial results to Dollars was to add $130,937 to our comprehensive income.

Liquidity and Capital Resources

Since our subsidiary, Harbin Golden Sea, was organized in 1998, the growth of its operations has been funded by contributions to capital by our Chairman, Mrs. Tian.  With the $2.4 million that she invested, Harbin Golden Sea built its facilities and funded its operations, resulting in profitable operations for the past several years.  As a result, at June 30, 2007 we had working capital totaling $5,309,741, an increase of $1,358,826 over working capital at December 31, 2006.  We also had no debt.

During the six months quarter of 2007, despite net income of $961,279, Harbin Golden Sea’s operations produced only $33,972 in cash.  This inconsistency occurred because we increased our accounts and other receivable by $1,504,111 and increased our inventories by $180,954, while reducing our accounts payable by $135,583.

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

Evaluation of Disclosure Controls and Procedures.  Tian Ling, our Chief Executive Officer, and Du Song, our Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, Ms. Tian and Ms. Du concluded that the Company’s system of disclosure controls and procedures was effective as of June 30, 2007 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s second fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Date: August 10, 2007

By: /s/ Tian Ling

      Tian Ling, Chief Executive Officer

By: /s/ Du Song

Du Song, Chief Financial Officer, Chief Accounting Officer