Form 10QSB
period 2007-09-30
XINYINHAI TECHNOLOGY, LTD.
filed 2007-11-07
CIK 1307624

U. S. Securities and Exchange Commission

Washington, D. C. 20549

       FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2007

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-51012

XINYINHAI TECHNOLOGY, LTD.
(Name of Small Business Issuer in its Charter)
Utah	87-0427336
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 16 Dalian Road, Centralized Park Haping Road, Harbin Development Zone, China    150060

(Address of Principal Executive Offices)
86-451-868-11118
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

November 7, 2007

Common Voting Stock: 24,317,899

Transitional Small Business Disclosure Format (check one):      Yes [   ]     No [X]

XINYINHAI TECHNOLOGY, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

(Stated in US Dollars)

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$2,567,866	$1,553,139
Restricted cash (Note 12)	421,544	-
Accounts receivable (Note 6)	1,540,866	1,027,676
Inventories (Note 7)	1,402,562	873,988
Deposits and prepayments	53,757	503,482
Current portion of prepaid expenses (Note 8)	436,334	780,901
Other receivable (Note 9)	998,173	-

Total Current Assets	7,421,102	4,739,186
Property, plant and equipment, net (Note 10)	2,009,375	1,832,590
Land use rights	27,921	-
Prepaid expenses (Note 8)	1,001,490	1,281,330
Deposit for acquisition of property, plant and equipment	667,000	-

TOTAL ASSETS	$11,126,888	$7,853,106

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$811,816	$373,655
Customers deposit	-	202,943
Other payables and accrued liabilities (Note 11)	261,583	104,083
Bills payable (Note 12)	421,544	-
Value added tax payable	73,664	107,590

TOTAL LIABILITIES	1,568,607	788,271

COMMITMENTS AND CONTINGENCIES (NOTE 14)

MINORITY INTERESTS (NOTE 3)	817,361	503,951

STOCKHOLDERS’ EQUITY

Common stock	24,317	24,317
Authorized 40,000,000 shares in 2007 and 2006; issued and
outstanding 24,317,899 shares in 2007 and 2006
Additional paid-in capital	4,540,335	4,540,335
Retained earnings	2,633,754	1,264,221
Statutory reserves	1,083,226	509,411
Accumulated other comprehensive income	459,288	222,600

TOTAL STOCKHOLDERS’ EQUITY	8,740,920	6,560,884

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,126,888	$7,853,106

See the accompanying notes to condensed consolidated financial statements

XINYINHAI TECHNOLOGY, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Stated in US Dollars)

	Three months ended		Nine months ended
	September 30, (Unaudited)		September 30, (Unaudited)
	2007	2006	2007	2006

Revenues (Note 3)	$2,988,165	$2,090,597	$8,007,244	$5,513,893
Cost of sales	(1,651,603)	(1,087,866)	(4,526,547)	(3,815,586)

Gross profit	1,336,562	1,002,731	3,480,697	1,698,307

Operating expenses
Selling and distribution	87,547	106,142	314,360	305,127
General and administrative	148,976	84,511	945,464	259,771

Total expenses	236,523	190,653	1,259,824	564,898

Operating income	1,100,039	812,078	2,220,873	1,133,409
Interest income	84	250	9,382	1,130

Income before income taxes and
minority interest	1,100,123	812,328	2,230,255	1,134,539
Income taxes (Note 4)	-	-	-	-

Income before minority interests	1,100,123	812,328	2,230,255	1,134,539
Minority interests	(118,054)	(90,275)	(286,907)	(122,496)

Net income	982,069	722,053	1,943,348	1,012,043

Other comprehensive income
- Foreign currency translation	105,751	45,924	236,688	74,108

Comprehensive income	$1,087,820	$767,977	$2,180,036	$1,086,151

Earnings per share - basic and diluted
(Note 5)	$0.04	$0.04	$0.09	$0.06

Weighted average number of
common stock outstanding	24,317,899	18,307,000	24,317,899	18,307,000

See the accompanying notes to condensed consolidated financial statements

XINYINHAI TECHNOLOGY, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Stated in US Dollars)

	Nine months ended
	September 30, (Unaudited)
	2007	2006
Cash flows from operating activities
Net income	$1,943,348	$1,012,043
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation on property, plant and equipment	190,854	175,044
Amortization of land use rights	1,298	-
Amortization of prepaid expenses	624,407	-
Minority interests	286,907	122,496
Changes in operating assets and liabilities
Restricted cash	(421,544)	-
Accounts receivable	(471,506)	(353,204)
Inventories	(493,123)	159,600
Deposits and prepayments	440,941	(464,398)
Other receivable	(998,173)	-
Accounts payable	423,005	(270,054)
Customers deposit	-	(25,573)
Other payables and accrued liabilities	(56,258)	(23,582)
Bills payable	421,544	-
Value added tax payable	(38,291)	-
Deferred revenue	-	108,526
Income tax payable	-	(126,690)

Net cash flows provided by operating activities	1,853,409	314,208

Cash flows from investing activities
Payments to acquire property, plant and equipment	(960,318)	(48,170)

Net cash flows used in investing activities	(960,318)	(48,170)

Cash flow from financing activities
Dividend and dividend tax paid	-	(525,428)
Payback of loans from shareholders	--	310,978

Net cash flows used in financing activities	-	(214,450)

Net increase in cash and cash equivalents	893,091	51,588

Effect of foreign currency translation on cash and cash equivalents	121,636	83,980

Cash and cash equivalents, beginning of period	1,553,139	1,023,983

Cash and cash equivalents, end of period	$2,567,866	$1,159,551

Supplemental cash flow information

Interest paid	$ -	$ -
Income taxes paid	$ -	$ 3,887

See the accompanying notes to condensed consolidated financial statements

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 (Unaudited)

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

The Company also earns approximately 21% of its revenue for the current reporting period from its position as a distributor of plasma arc cutting machinery and consumable parts.  The plasma arc cutting systems are designed to provide metal workers with clean cuts for metal work that permits little tolerance for error, and are well-known worldwide.

3.

Summary of significant accounting policies

Basis of presentation and consolidation

The accompanying condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three and nine month periods have been made.  Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.  These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10KSB as filed with the Securities and Exchange Commission on April 17, 2007.

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 (Unaudited)

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 (Unaudited)

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 (Unaudited)

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

Recently issued accounting standards

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The adoption of FIN 48 does not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year.  The provisions of this Statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the Statement shall be applied retrospectively.  The Company is currently evaluating the effect, if any, of SFAS 157 on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial position and results of operations.

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 (Unaudited)

(Stated in US Dollars)

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

6.

Accounts receivable

The majority of the Company’s sales are on open account terms and in accordance with terms specified in the contracts governing the relevant transactions.  The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible.  If actual collections experience changes, revisions to the allowance may be required.  Based upon the aforementioned criteria, management has determined that no provision for uncollectible accounts is required as of September 30, 2007 and December 31, 2006.

7.

Inventories

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Raw materials	$ 844,402	$392,966
Work in progress	332,087	274,289
Finished goods	226,073	206,733

	$1,402,562	$873,988

8.

Prepaid expenses

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Prepaid consultancy fees	$2,219,000	$2,219,000
Amortization	(781,176)	(156,769)

	1,437,824	2,062,231
Amount to be amortized within one year	(436,334)	(780,901)

Amount to be amortized over one year	$1,001,490	$1,281,330

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 (Unaudited)

(Stated in US Dollars)

9.

Other receivable

Other receivable represents interest-free and unsecured advance made to a business associate.  The advance will be repaid by the end of 2007.

10.

Property, plant and equipment, net

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Buildings
Plant and machinery
Motor vehicles	517,902	465,536
Furniture, fixtures and equipment	57,087	51,262

	3,229,052	2,821,298
Accumulated depreciation	(1,219,677)	(988,708)

Property and equipment, net	$2,009,375	$1,832,590

11.

Other payables and accrued liabilities

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Other payables	$ -	$ 16,604
Accrued statutory staff welfare and salaries	21,983	45,306
Accrued liabilities	239,600	42,173

Total other payables and accrued liabilities	$261,583	$104,083

12.

Restricted cash and bills payable

The Company is required to place deposits with banks equal to 100% of the bills amount at the time of issuance of the bills.  These deposits will be used to settle the bills at maturity.

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 (Unaudited)

(Stated in US Dollars)

13.

Defined contribution plan

The Company has a defined contribution plan for all its qualified employees in the PRC.  The Company and its employees are each required to make contributions to the plan at the rates specified in the plan.  The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in future years.  The defined contribution plan contributions were charged to the statement of operations.  The Company contributed $24,579 and $12,798 for the nine month periods ended September 30, 2007 and 2006 respectively and contributed $14,530 and $1,173 for the three month periods ended September 30, 2007 and 2006 respectively.

14.

Commitments

Harbin Golden Sea entered into a Real Estate Purchase Contract to purchase a 12 story office building with 7,054 square meters of floor space, located at 1 Bile Street, Nangang District, Harbin, PRC on September 25, 2007.  The purchase price is RMB26,450,000 ($3,526,667).  Upon execution of the Real Estate Purchase Contract, Harbin Golden Sea paid RMB5,000,000 ($666,667).  Another RMB11,000,000 ($1,466,667) is due on November 30, 2007.  The final payment of RMB10,450,000 ($1,393,333) is due on March 31, 2008.

As of September 30, 2007, Harbin Golden Sea had not obtained the relevant Property Ownership Certificate and Land Use Certificate of Stated-Owned Land of the office building yet.

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 (Unaudited)

(Stated in US Dollars)

15.

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

	Printing Products		Equipment Trading		Total
	Nine months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2007	2006	2007	2006	2007	2006

Revenues	$6,279,020	$3,873,766	$1,728,224	$1,640,127	$8,007,244	$5,513,893
Segment profit	$2,680,258	$956,267	$188,709	$178,272	$2,868,967	$1,134,539

	Three months ended September 30, (Unaudited)		Three months ended September 30, (Unaudited)		Three months ended September 30, (Unaudited)
	2007	2006	2007	2006	2007	2006

Revenues	$2,349,412	$1,516,447	$638,753	$574,150	$2,988,165	$2,090,597
Segment profit	$1,086,503	$684,686	$93,931	$127,642	$1,180,434	$812,328

	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2007	2006	2007	2006	2007	2006
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Segment assets	$9,056,476	$5,397,314	$632,588	$393,561	$9,689,064	$5,790,875

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 (Unaudited)

(Stated in US Dollars)

15.

Segment information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended September		Nine months ended September 30,
	30, (Unaudited)		(Unaudited)
	2007	2006	2007	2006

Total consolidated revenue	$2,988,165	$2,090,597	$8,007,244	$5,513,893

Total profit for reportable segments	$1,180,434	$812,328	$2,868,967	$1,134,539
Unallocated amounts relating to
operations:
Amortization of prepaid expenses
and professional fee	(80,311)	-	(638,712)	-

Income before income taxes and
minority interests	$1,100,123	$812,328	$2,230,255	$1,134,539

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Assets

Total assets for reportable segments	$9,689,064	$5,790,875
Unallocated amounts relating to operations:
Prepaid expenses	1,437,824	2,062,231

Total assets	$11,126,888	$7,853,106

All of the Company’s long-lived assets and customers are located in the PRC.  Accordingly, no geographic information is presented.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS

Results of Operations

Our revenue in the first nine months of 2007 increased by 45% over the revenue realized in the first nine months of 2006.  For the three months ended September 30, 2007 the increase was 43% over the third quarter of 2006.  The increases were attributable primarily to our printing business (62% increase for nine months), with a modest increase in our equipment distribution business (5% increase for nine months).  The increase in printing revenue resulted primarily from our investment in added capacity during 2006, which enabled us to market our services more aggressively.

Our production facilities are currently working near to capacity, and continued revenue growth in our printing services business will depend in large part on whether we are able to expand our production capacity.  We will need approximately $2,000,000 to outfit our facility with an additional production line.  Our current cash reserves will be used for the purchase of a 12 story building in Harbin that we intend to hold as an investment.  Therefore, we will require financing in order to expand our production capacity.

The 43% gross margin realized by our subsidiary, Harbin Golden Sea, on sales in the nine months ended September 30, 2007 was an improvement over the 31% gross margin realized in the nine months ended September 30, 2006.  The increase in gross margin from printing primarily reflected the pricing of the particular contracts, which were particularly profitable in the first nine months of 2007.  Our expectation for the future is that our gross margin from printing services will average approximately 33%, albeit within a range of 27% to 40%, depending on the components of the business.

Our gross margin from equipment distribution continues to lag behind its historical level, and will do so in the future.  In the first nine months of 2007 equipment sales produced gross margin of 11%, compared to 14% in 2006, 15% in 2005 and 23% in fiscal year 2004.  Gross margin from equipment sales fell in 2005 and 2006 primarily as a result of our growing use of selling agents, whose compensation is a reduction to our margin.  If we obtain the funding necessary to expand our printing capacity, we expect the printing portion of our business to grow faster than the equipment sales business.  If that occurs, overall gross margin should increase towards the higher margins that printing has historically produced.

Operating expenses as a percentage of revenue increased to 15.7% in the first nine months of 2007 (7.9% in the third quarter) from 10.2% in the first nine months of 2006 (9.1% in the third quarter of 2006).  The primary reason for the increase was the issuance of shares to consultants in the 4th quarter of 2006.  We utilized our equity in this manner in order to acquire the services of certain leaders in the printing industry.  However the issuance added a prepaid asset of $2,219,000 to our balance sheet, which we must amortize as expense over the duration of the consulting agreements.  During the first nine months of 2007, the amortization of consulting fees added $624,407 to our general and administrative expenses ($74,082 in the third quarter of 2007), as the terms of one of the agreements expired in the first quarter.  During the next twelve months, the amortization of the value of the shares issued in 2006 will add $436,334 to our expenses.

Partially counterbalancing the effect of the consulting fees on our operations was the improvement in the efficiency of our marketing operations.  During the first nine months of

2007, while our revenues increased by 45%, our selling expenses increased by only 3%. This disparity between our fixed costs and our revenue reflected our ability to increase our production without a proportionate increase in our administrative overhead.  Similarly we expect that if we obtain the funds needed to further increase our printing production capacity, the resulting increase in our revenue will not require a corresponding increase in administrative expenses, with the exception that new investment in property and equipment will cause an increase in depreciation expense.

In May 2006, our operating subsidiary qualified for a two year exemption from Chinese income taxes.  When those two years end on December 31, 2007, we will then be eligible for three years of taxation at 50% of the statutory rate.  As a result of this government allowance, there were no income taxes payable on account of income in the first nine months of 2007 or in the first nine months of 2006.

The operations of our subsidiary, Harbin Golden Sea, produced $2,869,070 in income during the first nine months of 2007.  However, because we own only 90% of Harbin Golden Sea, we deducted a “minority interest” of $286,907 on our Statement of Operations.  After that deduction and taking into account the expenses incurred by the parent corporation, our net income for the first nine months of 2007 was $1,943,348, an increase over net income of $1,012,043 realized in the first nine months of 2006.  Third quarter net income increased from $722,053 in 2006 to $982,069 in the third quarter of 2007.

Our business operates primarily in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  In the first nine months of 2007, the effect of converting our financial results to Dollars was to add $236,688 to our comprehensive income.

Liquidity and Capital Resources

Since our subsidiary, Harbin Golden Sea, was organized in 1998, the growth of its operations has been funded by contributions to capital by our Chairman, Mrs. Tian.  With the $2.4 million that she invested, Harbin Golden Sea built its facilities and funded its operations, resulting in profitable operations for the past several years.  As a result, at September 30, 2007 we had working capital totaling $5,852,495, an increase of $1,901,580 over working capital at December 31, 2006.  At the same time, our only debt was a bills payable in the amount of $421,544 negotiated in the quarter ended September 30, 2007 to pay for supplies.  The note is not interest-bearing and is due on January 31, 2008.

During the first nine months of 2007, Harbin Golden Sea’s operations produced $1,853,409 in cash, $1,819,437 of which was produced during the third quarter.  Cash flow in the third quarter was swelled by our ability to take advantage of $440,941 in deposits that we had made with vendors in earlier periods.

At the end of September 2007 we contracted to purchase a 12 story building in Harbin for $3,526,667, of which we have already paid $666,667.  The remaining $2,860,000 will be paid during the next five months from our cash reserves.  Our plan is to use the building as a tourist destination, to take advantage of the rapid growth of the tourism industry in Harbin.  We may convert the building for use as a hotel, or develop an alternative use.  Our belief is that expansion of our revenue sources in this manner will buffer us from any events that interfere with the cash flow from our core business.

Harbin Golden Sea’s business plan calls for significant investment in the growth of Harbin Golden Sea during the coming months.  We have budgeted $2,000,000 to purchase an additional production line.  And we intend to devote $800,000 to increase our marketing program.  It is our desire that the funds be obtained by the sale of equity.  To date, however, we have not received any commitment of funds.

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

We conduct all of our operations in China through our wholly-owned subsidiary. All of our directors and officers reside in China and all of the assets of those Chinese residents are located outside of the United States. As a result, it may be difficult or impossible for you to bring an action against us or against these individuals in the United States in the event that you believe that your rights have been infringed under the securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of the United States and of China may render you unable to enforce a judgment against our assets or the assets of our management.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Tian Ling, our Chief Executive Officer, and Du Song, our Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2007.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, Mrs. Tian and Ms. Du concluded that the Company’s system of disclosure controls and procedures was effective as of September 30, 2007 for the purposes described in this paragraph.

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

Date: November 7, 2007

By: /s/ Tian Ling

Tian Ling, Chief Executive Officer

By: /s/ Du Song

Du Song, Chief Financial Officer,

Chief Accounting Officer