Form 10KSB
period 2007-12-31
XINYINHAI TECHNOLOGY, LTD.
filed 2008-04-14
CIK 1307624

UNITED STATES

  SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

   (Mark One)

[ X ]

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

[     ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from _________ to _________

Commission file number: 0-51012

XINYINHAI TECHNOLOGY, LTD.
(Exact Name of Small Business Issuer in its Charter)
Utah	87-0427336
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 16 Dalian Road, Centralized Park Haping Road, Harbin Development Zone, China 150060

(Address of principal executive offices)	(Zip Code)
86-451-868-11118
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes [  ]  No [X]

Check whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the  registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the  best of  registrant's  knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any  amendment to this Form 10-KSB.  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [X]

The issuer’s revenues for its most recent fiscal year were $12,180,448.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 8, 2008 was $4,757,063.

The number of shares outstanding as of December 31, 2007 was 24,417,899.  Subsequent to that date 5,233,870 shares were surrendered and cancelled.  Therefore, the number of shares outstanding as of April 8, 2008 was 19,184,029.

                       DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

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

ITEM 1.

DESCRIPTION OF BUSINESS

Xinyinhai Technology, Ltd. is a holding company that has two subsidiaries.  Xinyinhai Technology owns 100% of the registered capital of Winner Sea Group Limited (“Winner Sea”), which owns 90% of the registered capital of Harbin Golden Sea Technology Printing Co., Ltd. (“Harbin Golden Sea”).

Winner Sea Group Limited

Winner Sea is a business company organized under the laws of the British Virgin Islands in 2006.  It has conducted no business.  It is a holding company whose only asset is shares in Harbin Golden Sea that represent 90% of the registered capital of that company.  The remaining 10% of Harbin Golden Sea is owned by Xie Guihong.  Ms. Xie is a member of the Board of Directors of Xinyinhai Technology.

Harbin Golden Sea Technology Printing Co., Ltd.

Harbin Golden Sea is a private company located in Harbin, China. Founded in 1998, Harbin Golden Sea has developed into a leading participant in China’s financial notes printing industry.  Harbin Golden Sea is a company to which the Chinese government has issued the Special Industry Operating Permit and the Government Securities and Documents Duplicating Permit, which are the licenses required in order to be engaged in printing bank vouchers in China.

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

➢

Harbin Golden Sea’s marketing acumen has brought it into exclusive relationships with many of China’s largest financial institutions and government agencies, including Bank of China, Agricultural Bank of China, the Postal Savings Bank of China and Sunlight Property Insurance.

Harbin Golden Sea also earns approximately 21% of its revenue from its position as a distributor of plasma arc cutting machinery and consumable parts manufactured by Hypertherm, Inc. of New Hampshire, U.S.A.  Hypertherm’s plasma arc cutting systems are designed to provide metal workers with clean cuts for metal work that permits little tolerance for error, and are well-known worldwide.

Production

The documents printed by Harbin Golden Sea include bank deposit books, deposit receipts, computer bills and other financial notes, as well as standard forms for banks and insurance companies, single purpose invoices, and other certificates. Harbin Golden Sea performs most services in-house.  However, it uses outsourced vendors for certain specialty services, such as large scale binding, binding in leather, and the like.

Harbin Golden Sea has, since its founding, focused its business plan on the high-end segment of the printing market.  To attract market share, Harbin Golden Sea stresses the quality of its production and uses only the most advanced printing technology available in the world. Harbin Golden Sea’s automated production lines are imported from Germany’s Kuechler Company, which produces the world’s most sophisticated printers.  Auxiliary equipment is mainly produced in China by foreign-invested joint ventures and domestic equipment manufacturers. As the market for Harbin Golden Sea’s services has expanded in the past nine years, Harbin Golden Sea has kept pace by maintaining an ongoing program of upgrading Harbin Golden Sea’s equipment and production capabilities every year. This trend will continue for the foreseeable future. Advanced equipment and world-class technology is the key to Harbin Golden Sea’s plan for continual development and success.

In recent years, the growth of Harbin Golden Sea’s business has put a strain on its production capacity.  Harbin Golden Sea commenced the process of alleviating that situation in December 2007, when it entered into a contract to purchase a facility near to its primary factory.  The new facility has 10,284 m2 of floor space, which is being outfitted primarily for production.  Harbin Golden Sea expects to invest close to $1.5 million in the property during 2008, including installation of a gold stamping machine, slitting machine, four color rotary press and a die cutting machine.  The additional production space will substantially increase Harbin Golden Sea’s production capacity, and should alleviate its capacity issues for the immediate future.

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

Harbin Golden Sea’s expense for research and development was approximately $20,000 per year during 2004 to 2006, but increased to $33,000 during 2007.

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

➢

Postal Savings Bank of China. Ranked as the fifth largest state-owned bank in China, Postal Savings Bank of China offers financial services throughout China. Harbin Golden Sea has an exclusive contract to provide deposit books for the offices of Postal Savings Bank in six of China’s provinces.

➢

China Life.  The largest life insurance company in China, China Life was listed on the New York Stock Exchange in 2003.

➢

Sunlight Property Insurance.  Established by a group of state-owned conglomerates in 2004, Sunlight Insurance now holds assets in excess of $100 billion. Harbin Golden Sea provides a portion of Sunlight’s specialty printing requirements on an exclusive basis.

During 2007 there were three customers that were each the source of more than ten percent of Harbin Golden Sea’s revenues:  Heilongjiang Province Postal Savings Bank (14%), Shanxi Province Rural Credit Union (13%), and Jilin Province Rural Credit Union (13%).  During 2006 there was one customer that was the source of ten percent of more of Harbin Golden Sea’s revenues:  the Postal Savings Bank of China (30%).

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

Harbin Golden Sea purchases the systems from Hypertherm Singapore Inc. and resells them at prices determined by Harbin Golden Sea. Harbin Golden Sea also resells the consumables that customers must employ with the systems.  In 2007 Harbin Golden Sea realized a gross profit margin of 11% on the resale of the Hypertherm equipment.  In 2006 its gross margin on the distribution business was 14%.

Real Estate Investment

In October 2007 Harbin Golden Sea purchased a 12 story office building with 7,054 square meters of floor space, located at 1 Bile Street, Nangang District, Harbin, P.R. China.  The purchase price was 26,450,000 Renminbi ($3,483,465).  The Company purchased the property as an investment, believing it to be substantially undervalued.  The Company is exploring the possibility of developing the property as a tourist destination, in order to take advantage of the rapid increase in tourism in Heilongjiang Province.  The Company may also sell the property, if suitable terms can be obtained.

Insurance

Harbin Golden Sea currently maintains insurance protecting it against liability to its employees for work-related injuries and reimbursing Harbin Golden Sea for the cost of worker’s retirement plans, lay-offs and pregnancy leaves. Harbin Golden Sea recently also purchased employee health insurance.

Employees

Harbin Golden Sea has 240 employees, all of whom are full-time employees.  32 employees are involved in administration; 35 in marketing and business development, five are research analysts, and the remainder are technical and factory workers.  None of Harbin Golden Sea’s employees belong to a labor union.

ITEM 2.

DESCRIPTION OF PROPERTY

Harbin Golden Sea’s executive offices and production facility are located at No. 16 Dalian Road, Haping RoadCentralized Park in the Harbin Development Zone in Harbin China.  Harbin Golden Sea owns the premises, which cover 6,000 square meters.

In December 2007 Harbin Golden Sea entered into a contract to purchase the land and building located at No. 4 Yantai Street, Haping Road Centralized Park in the Harbin Development Zone.  The land area is 20,696.5 m2.  The building area is 10,284.33 m2.  Harbin Golden Sea is currently developing the property to serve as additional production facilities.

In October 2007 Harbin Golden Sea purchased a 12 story office building with 7,054 square meters of floor space, located at 1 Bile Street, Nangang District, Harbin, P.R. China.  Harbin Golden Sea is holding the property as an investment, with a view toward future development or resale.

ITEM 3.

LEGAL PROCEEDINGS

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our shareholders during the fourth quarter of 2007.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

(a)  Market Information.

Our common stock is listed for quotation on the OTC Bulletin Board under the trading symbol “XNYH.”  Until October 27, 2006 there was no active market for our common stock.  The following table sets forth the bid prices quoted for our common stock during the period from October 27, 2006 to December 31, 2007.

Period:	High	Low

Oct. 27, 2006 – Dec. 31, 2006	$ 1.90	$ .38

Jan. 1, 2007 – Mar. 31, 2007	$ 3.05	$ .50
Apr. 1, 2007 – June 30, 2007	$ 1.01	$ .51
July 1, 2007 – Sep. 30, 2007	$ .92	$ .51
Oct. 1, 2007 – Dec. 31, 2007	$ 1.88	$ .80

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

(d) Recent Sales of Unregistered Securities.

In December 2007 Xinyinhai Technology  issued 50,000 shares of common stock to an investor relations company.  The shares were issued in compensation for services, and were valued at $1.13 per share, the market price on the date of grant.  The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an entity whose principals had access to detailed information about Xinyinhai Technology, and were acquiring the shares for its own account.  There were no underwriters.

In December 2007 Xinyinhai Technology  issued a total of 50,000 shares of common stock to an investment banking firm and its principals.  The shares were issued in compensation for services, and were valued at $1.13 per share, the market price on the date of grant.  The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an entity whose principals had access to detailed information about Xinyinhai Technology, and were acquiring the shares for its own account.  There were no underwriters.

 (e) Repurchase of Equity Securities.  The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2007.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

Our revenue in 2007 increased by 56% over the revenue realized in 2006.  The increase was attributable to both our printing business (72% increase) and our equipment distribution business (16% increase).  The increase in printing revenue resulted from our development of new customers and from our investment in added capacity during the year, which enabled us to market our services more aggressively.  The increase in distribution revenue was primarily the result of our establishing additional selling agents throughout China, which has opened a much larger market for the plasma arc cutting machines that we sell.

Continued revenue growth in our printing services business will require further capital investment.  At the end of 2007, we contracted to purchase a 10,284m2 facility where we are currently developing expanded production facilities in order to meet the production requirements of our growing sales.  In addition, as China’s banking industry rapidly modernizes, our customers demand additional product offerings similar to available to the banking industry in Europe and the U.S.  Our ability to meet that demand will determine the long term growth of our business.  Immediately, the development of these new products will require substantial capital investment.  For that purpose, we are currently exploring financing possibilities, but have not yet received a commitment for the funds.

The 41% gross margin realized by our subsidiary, Harbin Golden Sea on sales in 2007, was an improvement over the 33% gross margin realized in 2006.  The gross margin for printing services increased from 40% to 49% in 2007, which offset the decline from 14% to 11% gross margin in our equipment distribution business.  The increase in gross margin from printing reflected, in part, the pricing of particular contracts, but also reflected the efficiency of new equipment that we brought online in 2007.  Our expectation for the future is that our gross margin from printing services will average approximately 40%, albeit within a range of 33% to 50%, depending on the components of the business.

Our gross margin from equipment distribution continues to lag behind its historical level, and will do so in the future.  In 2007 equipment sales produced gross margin of 11%, compared to 14% in 2006 and 2005 and 23% in fiscal year 2004.  Gross margin from equipment sales fell after 2004 primarily as a result of our growing use of selling agents, whose compensation is a reduction to our margin.  If we obtain the funding necessary to expand our printing capacity, we expect the printing portion of its business to grow faster than the equipment sales business.  If that occurs, overall gross margin should increase towards the higher margins that printing has historically produced.

Operating expenses as a percentage of revenue increased to 16.1% in 2007 from 12.8% in 2006.  The primary reason for the increase was the issuance of shares to consultants in the 4th quarter of 2006.  We utilized our equity in this manner in order to acquire the services of certain leaders in the printing industry.  However the issuance added a prepaid asset of $2,219,000 to our balance sheet, which we were required to amortize as expense over the duration of the consulting agreements.  For 2007 the amortization of consulting fees added $711,369 to our general and administrative expenses, compared to only $156,769 in 2006.  For 2008, the amortization of the value of the shares issued in 2006 will add $412,737 to our expenses, as several of the consulting contracts expired in 2007 and some of them were cancelled in 2007.

Partially counterbalancing the effect of the consulting fees on our operations was the improvement in the efficiency of our marketing operations.  During 2007 our selling expense increased by only 8% while revenue increased by 56%.  The disparity between our fixed costs and our revenue reflected our ability to increase our production without a proportionate increase in our administrative overhead.  Similarly we expect that if we obtain the funds needed to increase our printing production capacity, the resulting increase in our revenue will not require a corresponding increase in administrative expense, with the exception that new investment in equipment will cause an increase in depreciation expense.

In May 2006 our operating subsidiary qualified for a two year exemption from Chinese income taxes.  Commencing in April 2008, we will be eligible for three years of taxation at 50% of the statutory rate.  As a result of this government allowance, we incurred no income tax in 2007 and only $3,908 during 2006.

The operations of our subsidiary, Harbin Golden Sea, produced $4,024,018 in income during 2007.  However, because we own only 90% of Harbin Golden Sea, we deducted a “minority interest” of $402,402 on our Statement of Income and Comprehensive Income.  After that deduction and taking into account the expenses incurred by the parent corporation, our net income for 2007 was $2,649,347, a 90% increase over net income for 2006.

Our business operates primarily in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  In 2007, the effect of converting our financial results to Dollars was to add $119,583 to our comprehensive income.

Liquidity and Capital Resources

Since our subsidiary, Harbin Golden Sea, was organized in 1998, the growth of its operations has been funded by contributions to capital by our Chairman, Mrs. Tian.  With the $2.4 million that she invested, Harbin Golden Sea built its facilities and funded its operations, resulting in profitable operations for the past several years.  As a result, at December 31, 2007 we had working capital totaling $2,244,524 and no debt.  Our working capital on that date was $1,706,391 lower than at the end of 2006, due to our investment in two parcels of real estate in the 4th quarter of 2007.

During 2007, our operations yielded $4,602,810 in cash, exceeding our net income of $2,649,347.  The primary contributor to the excess was the fact that $908,869 of our expenses during the year were attributable to equity we had issued to consultants and employees.  We used the cash from operations primarily to invest in two parcels of real estate:  a new production facility that we contracted to purchase for $1,843,800, and a 12 story office building in Harbin that we purchased for $3,483,465, of which we paid $2,699,850 during 2007.  We are currently considering whether to develop the Harbin office building as a tourist destination or to sell it.  If we decide to sell it, the proceeds will be applied to further developing our production capacity.

Harbin Golden Sea’s business plan calls for significant investment in the growth of Harbin Golden Sea during 2008.  We have budgeted $1,500,000 to purchase equipment for our new production facility.  We also plan to invest in the development of additional product lines, although the amount that we apply to that purpose will depend on our success in obtaining investment capital.  To date, however, we have not received any commitment of funds.

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

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for 2007, there were three estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  These estimates were:

•

Our decision, described in Note 6 to the Consolidated Financial Statements, to record a 100% valuation allowance for the $66,289 deferred tax asset.  This decision was based on our lack of assurance that we would realize sufficient profits in the future to take advantage of the asset.

•

Our decision, described in Note 3 to the Consolidated Financial Statements, to record a $6,682 provision for uncollectible accounts, against total reade receivables of $1,336,414.  This decision was based on our knowledge of the customers and their history of full payment.

•

Our decision, described in Note 9, to the Consolidated Financial Statements, to record no provision for obsolete inventories.  This decision was based on fact that we have orders in house for all of our finished inventory and work in progress, while the raw materials are currently usable.

We have made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2007.

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

At the present, our printing facilities are operating at close to capacity.  We will not be able to meet the demand for our services or to grow significantly unless we invest substantial sums in increasing our production capacity and developing new products.  If we cannot obtain the funds needed for that investment, our business may stagnate.

We may not be able to adequately protect our intellectual property, which could cause us to be less competitive.

We are continuously designing and developing new technology. We rely on a combination of copyright and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Unauthorized use of our technology could damage our ability to compete effectively.  In China, monitoring unauthorized use of our products is difficult and costly.  In addition, intellectual property law in China is less developed than in the United States and historically China has not protected intellectual property to the same extent as it is protected in other jurisdictions, such as the United States. Any resort to litigation to enforce our intellectual property rights could result in substantial costs and diversion of our resources, and might be unsuccessful.

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

II.  Risks attendant to our management

The absence of independent directors on our board of directors may limit the quality of management decision making.

Each of the four members of our Board of Directors is also an employee of Harbin Golden Sea.  There is no audit committee of the board and no compensation committee.  This situation means that the Board will determine the direction of our company without the benefit of an objective perspective and without the contribution of insights from outside observers.  This may limit the quality of the decisions that are made.  In addition, the absence of independent directors in the determination of compensation may result in the payment of inappropriate levels of compensation.

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

(c)

Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2007, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified one material weakness in our internal control over financial reporting.

The material weakness in our internal controls over financial reporting consisted of the lack of expertise in U.S accounting principles among the personnel in our Chinese headquarters.  Our books are maintained and our financial statements are prepared by the personnel employed at our executive offices in the City of Harbin.  Few of our employees have experience or familiarity with U.S accounting principles.  The lack of personnel in our Harbin office who are trained in U.S. accounting principles is a weakness because it could lead to improper classification of items and other failures to make the entries and adjustments necessary to comply with U.S. GAAP.

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 8B.

OTHER INFORMATION.

None.

PART III

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following individuals are the members of Xinyinhai Technology’s Board of Directors and its executive officers.

Name

Age

Position

Tian Ling

44

Chairman, Chief Executive Officer

Xie Guihong

45

Vice President, Director

Du Song

61

Chief Financial Officer, Director

Lao Chengxu

36

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

Nominating, Compensation and Audit Committees

The Board of Directors does not have an audit committee, a compensation committee or a nominating committee, due to the small size of the Board.  The Board will also not have an “audit committee financial expert” within the definition given by the Regulations of the Securities and Exchange Commission.  The members of the Board expect to recruit an audit committee financial expert to join the Board during 2008.

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2007.

ITEM 10.

EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by Xinyinhai Technology, Ltd. and its subsidiaries to Tian Ling, its Chief Executive Officer.  There were no other executive officers whose total salary and bonus for the fiscal year ended December 31, 2007 exceeded $100,000.

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Tian Ling	2007	$16,321	0	0	0	0
	2006	$15,094	0	0	0	0
	2005	$11,707	0	0	0	0

Equity Awards

The following tables set forth certain information regarding the stock options acquired by the executive officer named in the table above during the year ended December 31, 2007 and those options held by her on December 31, 2007.

Option Grants in the Last Fiscal Year

	Number of securities underlying option granted	Percent of total options granted to employees in fiscal year	Exercise Price ($ share)	Expiration Date	Potential realizable value at assumed annual rates of appreciation for option term
					5%	10%
Tian Ling	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officer named in the table above during the year ended December 31, 2007 and held by her unvested at December 31, 2007.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Tian Ling	6,465,441	33.7%
Du Song	20,000	0.1%
Xie Guihong	180,000	0.9%
Lao Chengxu	0	--
All officers and directors (4 persons)	6,665,441	34.7%

Equity Compensation Plan Information

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2007.

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

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships

None.

Director Independence

None of the members of the Board of Directors is independent, as “independent” is defined in the rules of the NASDAQ Stock Market.

ITEM 13.

EXHIBITS

3-a

Articles of Incorporation - filed as an exhibit to the Company’s Registration Statement on Form 10-SB, filed on November 5, 2004, and incorporated herein by reference.

3-a(1)

    Certificate of Amendment of Certificate of Incorporation filed on September 27, 2006 – filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 12, 2006, and incorporated herein by reference..

3-b

By-laws

14

Code of Ethics - filed as an exhibit to the Company’s Current Report on Form 8-K, filed on July 5, 2006, and incorporated herein by reference.

31.1

     Rule 13a-14(a) Certification – CEO

31.2

     Rule 13a-14(a) Certification – CFO

32

     Rule 13a-14(b) Certification

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Xinyinhai Technology retained PKF to serve as its principal accountant on December 18, 2006.  Prior to that date, PKF had performed no services for Xinyinhai Technology or its subsidiaries.

Audit Fees

PKF  billed $45,000 to the Company for professional services rendered for the audit of our fiscal 2007 financial statements.  PKF  billed $38,000 to the Company for professional services rendered for the audit of our fiscal 2006 financial statements.

Audit-Related Fees

PKF billed $12,000 to the Company during fiscal 2007 for assurance and related services that are reasonably related to the performance of the 2007 review of the quarterly financial statements.  PKF billed $0 to the Company during fiscal 2006 for assurance and related services that are reasonably related to the performance of the 2006 review of the quarterly financial statements.

Tax Fees

PKF  billed $0 to the Company during fiscal 2007 for professional services rendered for tax compliance, tax advice and tax planning.  PKF  billed $0 to the Company during fiscal 2006 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

PKF billed $0 to the Company in fiscal 2007 and in fiscal 2006 for services not described above.

 It is the policy of the Company’s Board of Directors that all services, other than audit, review or attest services, must be pre-approved by the Board of Directors, acting in lieu of an audit committee.  All of the services described above were approved by the Board of Directors.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Xinyinhai Technology, Ltd.

We have audited the accompanying consolidated balance sheet of Xinyinhai Technology, Ltd. (Formerly Iron Star Development, Inc.) and its subsidiaries as of December 31, 2007, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xinyinhai Technology, Ltd. and its subsidiaries as of December 31, 2007, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

PKF

Certified Public Accountants

Hong Kong

March 28, 2008

-F1 -

XINYINHAI TECHNOLOGY, LTD.

CONSOLIDATED BALANCE SHEET

(Stated in US Dollars)

December 31,
2007
ASSETS
Current assets
Cash and cash equivalents	$1,308,877
Restricted cash (Note 8)	363,492
Trade receivables (Net of allowance of doubtful accounts of $6,682)	1,329,732
Inventories (Note 9)	1,149,271
Other receivable, deposits and prepayments	166,430
Prepaid expenses (Note 10)	412,737

Total current assets	4,730,539
Property, plant and equipment, net (Note 11(a))	5,349,795
Land use right (Note 11(b))	70,710
Deposits for acquisition of property, plant and equipment	1,843,800

TOTAL ASSETS	$11,994,844

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade payable	$777,806
Bills payable (Note 8)	363,492
Customer deposits	286,935
Other payables and accrued liabilities (Note 12)	920,448
Value added tax payable	137,334

TOTAL LIABILITIES	2,486,015

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS (NOTE 3)	919,640

STOCKHOLDERS’ EQUITY
Common stock (Note 13(a))	24,417
Additional paid-in capital	3,799,610
Retained earnings	3,504,343
Statutory reserves (Note 14)	918,636
Accumulated other comprehensive income	342,183

TOTAL STOCKHOLDERS’ EQUITY	8,589,189

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,994,844

See notes to consolidated financial statements

-F2-

XINYINHAI TECHNOLOGY, LTD.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Stated in US Dollars)

	Year ended December 31,
	2007	2006

Revenues (Note 3)	$12,180,448	$7,810,356
Cost of sales	(7,187,756)	(5,241,980)

Gross profit	4,992,692	2,568,376

Operating expenses
Selling and distribution expenses	480,853	443,491
General and administrative expenses	1,478,303	558,606

Total expenses	1,959,156	1,002,097

Income from operation	3,033,536	1,566,279
Interest income	19,288	7,727
Other income	585	640
Finance cost (Note 5)	(1,660)	(1,199)

Income before income taxes and minority interests	3,051,749	1,573,447
Income taxes (Note 6)	-	(3,908)
Minority interests	(402,402)	(176,322)

Net income	$2,649,347	$1,393,217

Comprehensive income
Foreign currency translation adjustments	119,583	125,330

Comprehensive income	$2,768,930	$1,518,547

Earnings per share - basic and diluted (Note 7)	$0.109	$0.074

Weighted average number of common stock outstanding	24,335,002	18,859,669

See notes to consolidated financial statements

-F3-

XINYINHAI TECHNOLOGY, LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Stated in US Dollars)

						Accumulated
			Additional			other
	Common stock		paid-in	Retained	Statutory	comprehensive
	No. of shares	Amount	capital	earnings	reserves	income	Total

Balance, January 1, 2006	$307,899	$307	$2,345,345	$1,268,162	$347,537	$97,270	$4,058,621
Dividend (Note 3)	-	-	-	(1,235,284)	-	-	(1,235,284)
Recapitalization (Note 1(b))	18,000,000	18,000	(18,000)	-	-	-	-
Issuance of common stock for services	6,010,000	6,010	2,212,990	-	-	-	2,219,000
Net income	-	-	-	1,393,217	-	-	1,393,217
Foreign currency translation adjustments	-	-	-	-	-	125,330	125,330
Appropriation to reserves	-	-	-	(161,874)	161,874	-	-

Balance, December 31, 2006	24,317,899	$24,317	$4,540,335	$1,264,221	$509,411	$222,600	$6,560,884
Issuance of common stock for services	100,000	100	107,900	-	-	-	108,000
Warrant issued to a consultant	-	-	141,000	-	-	-	141,000
Cancellation of consulting agreements
(Note 10(b))	-	-	(989,625)	-	-	-	(989,625)
Net income	-	-	-	2,649,347	-	-	2,649,347
Foreign currency translation adjustments	-	-	-	-	-	119,583	119,583
Appropriation to reserves	-	-	-	(409,225)	409,225	-	-

Balance, December 31, 2007	24,417,899	$24,417	$3,799,610	$3,504,343	$918,636	$342,183	$8,589,189

See notes to consolidated financial statements

-F4-

XINYINHAI TECHNOLOGY, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	Year ended December 31,
	2007	2006

Cash flows from operating activities
Net income	$2,649,347	$1,393,217
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation on property, plant and equipment	256,122	239,234
Amortization of prepaid expenses	711,369	156,769
Value of common stock and warrant issued to a consultant	197,500	-
Minority interests	402,402	176,322
Loss on disposal of property, plant and equipment	26,820	-
Allowance of doubtful accounts and bad debts written off	8,524	-
Changes in operating assets and liabilities
Restricted cash	(363,409)	-
Trade receivable	(282,461)	(520,934)
Inventories	(251,365)	(133,281)
Other receivable, deposits and prepayments	350,718	778,557
Trade payable	393,859	(161,120)
Bills payable	363,409	-
Customer deposits	78,434	(10,344)
Other payables and accrued liabilities	31,007	46,609
Income taxes payable	-	(52,956)
Value added tax payable	30,534	31,147

Net cash flows provided by operating activities	4,602,810	1,943,220

Cash flows from investing activities
Payments to acquire property, plant and equipment and land use right	(4,891,729)	(76,650)
Proceeds from disposal of property, plant and equipment	8,032	-

Net cash flows used in investing activities	(4,883,697)	(76,650)

Cash flows from financing activities
Dividend paid	-	(1,376,594)

Net cash flows used in financing activities	-	(1,376,594)

Effect of foreign currency translation on cash and cash equivalents	36,625	39,180

Net (decrease) increase in cash and cash equivalents	(244,262)	529,156

Cash and cash equivalents, beginning of year	1,553,139	1,023,983

Cash and cash equivalents, end of year	$1,308,877	$1,553,139

See notes to consolidated financial statements

-F5-

XINYINHAI TECHNOLOGY, LTD.

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

Harbin Golden Sea is a company located in Harbin City, Heilongjiang Province, the People’s Republic of China (“PRC”).  Founded in 1998, Harbin Golden Sea has developed into a leading participant in the PRC’s financial note printing industry.  It is one of the companies to which the PRC government has issued the Special Industry Operating Permit and the Government Securities and Documents Duplicating Permit, which are the licenses required in order to be engaged in printing bank vouchers in the PRC.

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

2.

Description of business

The Company, through Harbin Golden Sea, is a leading participant in the PRC’s financial notes printing industry.  It provides printing services whose quality equals the highest standards worldwide and imports state-of-the-art printing equipment from overseas that is installed on its advanced software systems, such as anti-falsification software.

The Company also earns approximately 21% of its revenue for the current reporting period from its position as a distributor of plasma arc cutting machinery and consumable parts.  The plasma arc cutting systems are designed to provide metal workers with clean cuts for metal work that permits little tolerance for error, and are well-known worldwide.

The Company acquired an office building during the year that was planned to be used as a tourist destination, to take advantage of the rapid growth of the tourism industry in Harbin.  The Company is currently considering to develop the building into a tourist destination or to sell it.

-F6-

XINYINHAI TECHNOLOGY, LTD.

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

Certain prior year balances in the Consolidated Statements of Income and Comprehensive Income have been reclassified to conform to the current year’s presentation.  These reclassifications have no effect on net income as previously presented.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade receivable.  As of December 31, 2007, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.  With respect to trade receivable, the Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral.  The Company maintains an allowance for doubtful accounts of trade receivable.

During the year ended December 31, 2007, there were three customers which contributed 10% or more to the Company’s consolidated revenues: Heilongjiang  Province Postal Savings Bank, Shanxi Province Rural Credit Union and Jilin Province Rural Credit Union which contributed respectively 14%, 13% and 13%.

During the year ended December 31, 2006, the Company’s largest customer, Postal Savings Bank of China, contributed approximately 30% to the Company’s consolidated revenues.  No other customers contributed 10% or more to the consolidated revenues.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less.  As of December 31, 2007, the cash and cash equivalents were denominated in Renminbi (“RMB”) and are not freely convertible into foreign currencies.

Trade receivables

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and recorded based on managements’ assessment of the credit history with the customers and current relationships with them.

-F7-

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.

Summary of significant accounting policies (Cont’d)

Trade receivables (cont’d)

Based on the above assessment, during the current reporting year, the management establishes the general provisioning policy to make allowance equivalent to 5% of gross amount of outstanding trade receivables as of December 31, 2007.  Additional specific provision will be made against trade receivables to the extent that they are considered to be doubtful.

Bad debts are written off when identified.  The Company does not accrue interest on trade receivables.

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

Depreciation is provided to write off the cost of the assets to the estimated residual value on a straight-line basis over their estimated useful lives:

Depreciable life

Building	20 years
Plant and machinery	10 years
Furniture, fixtures and equipment	5 years
Motor vehicles	10 years

Maintenance or repairs are charged to expense as incurred.  Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Land use right

Land use right is stated at cost less accumulated amortization.  Amortization is provided using the straight-line method over the remaining terms of the lease of 40 years.

-F8-

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.

Summary of significant accounting policies (Cont’d)

Minority interests

Minority interests result from the consolidation of 90% owned subsidiary, Harbin Golden Sea, where the Company has control over its operations.

Stock-based compensation

The Company adopts the SFAS No. 123R, "Share-Based Payment" using the modified prospective method. Under SFAS 123R, equity instruments issued to service providers for their services are measured at the grant-date fair value and recognized in the statement of income and comprehensive income over the vesting period.

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

Advertising expenses amounting to $11,877 and $11,863 for the years ended December 31, 2007 and 2006 respectively are included in selling and distribution costs.

Transportation expenses amounting to $190,947 and $134,535 for the years ended December 31, 2007 and 2006 respectively are included in selling and distribution costs.

Research and development expenses amounting to $33,383 and $21,417 for the years ended December 31, 2007 and 2006 respectively are included in general and administrative expenses.

-F9-

XINYINHAI TECHNOLOGY, LTD.

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

Dividend for the year ended December 31, 2006 as disclosed in the consolidated statements of changes in equity were declared and paid out by Harbin Golden Sea to its old stockholders before the consummation of the Share Exchange.

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

For financial reporting purposes, the financial statements of Harbin Golden Sea, which are prepared using the functional currency, have been translated into US$.  Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates.  Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.  The exchange rates in effect at December 31, 2007 and 2006 were RMB1 for US$0.1317 and US$0.1282 respectively.  There is no significant fluctuation in exchange rate for the conversion of RMB to US$ after the balance sheet date.

-F10-

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.

Summary of significant accounting policies (Cont’d)

Fair value of financial instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, trade and other receivables, customer deposits, and trade and other payables approximate their fair values due to the short-term maturity of such instruments.

It is the management’s opinion that the Company is not exposed to significant foreign currency, interest, price or credit risks arising from these financial instruments.

Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with SFAS No. 128, “Earnings Per Share”.  Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented.  The weighted average number of shares of the Company represents the common stock outstanding during the reporting periods.

Recently issued accounting pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for the fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 160 on its financial statements.

-F11-

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.

Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (cont’d)

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 141 (Revised) on its financial statements.

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

Following is the Company’s balance sheet at the date of merger:

Assets	$ -

Liabilities and stockholders’ equity:
Liabilities	$ 16,049
Common stock	307
Additional paid-in capital	(1,027)
Accumulated deficits	(15,329)

Total liabilities and stockholders’ equity	$ -

5.	Finance costs	Year ended December 31,
		2007	2006

	Bank charges	$1,660	$1,199

6.

Income taxes

The Company is subject to the United States of America Tax law at tax rate of 34%.  It has no taxable income for income tax purposes in the year ended December 31, 2007.  The Company has not provided deferred taxes on undistributed earnings of its non-U.S. subsidiaries as of December 31, 2007, as it is the Company’s current policy to reinvest these earnings in non-U.S. operations.

Winner Sea is not subject to income tax.

Harbin Golden Sea is subject to PRC enterprise income tax that is computed according to the relevant laws and regulations in the PRC.  It is registered as a new and high technology enterprise in Harbin region of the PRC and is entitled to a 50% preferential income tax rate.  On May 1, 2006, Harbin Golden Sea became a wholly-owned foreign enterprise under a reorganization plan and the Taxation Bureau of Harbin City approved its income tax exemption.  The new arrangement of exemption began in the first two years after Harbin Golden Sea became profitable, being 2006 and 2007, and a 50% income tax reduction for the following three years, being 2008 through 2011.

The effective income tax differs from the United States statutory income tax rate of 34% as follows:

	Year ended December 31,
	2007	2006

Provision for income taxes at 34%	$1,037,595	$534,972
Non-deductible items for tax	330,518	-
Tax concessions	(1,368,113)	(592,403)
Tax rate differential	-	(4,950)
Valuation allowance	-	66,289

	$ -	$3,908

During the two years ended December 31, 2007 and 2006, the aggregate amounts of benefit from tax holiday were $1,368,113 and $592,403 and the respective effective on earnings per share effect was $0.06 and $0.03 respectively.

Deferred tax asset as of the balance sheet dates is composed of the following:

	As of December 31,
	2007	2006
United States
Tax losses	$66,289	$66,289
Valuation allowances	(66,289)	(66,289)

	$ -	$ -

The Company has net operating loss carry forwards for income taxes amounting to approximately $195,000 as of December 31, 2007 and 2006 respectively.  These losses are available to reduce future years’ taxable income and will expire, if not utilized, through 2027.  Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history.  Accordingly, a full deferred tax asset valuation allowance has been provided against the deferred tax asset.

7.

Earnings per share - basic and diluted

The basic and diluted earnings per share is calculated using the net income and the weighted average number of common stock outstanding during the years.

The basic and diluted earnings per share are the same as the warrants granted to external financial advisors were anti-dilutive.

8.

Restricted cash and bills payable

When the Company intends or is requested to settle its suppliers by issuance of bills, it is required to place deposits with banks equal to 100% of the bills amount at the time of issuance.  These deposits will be used to settle the bills at maturity.

-F12-

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

9.

Inventories

Raw materials	$781,582
Work in progress	216,170
Finished goods	151,519

$1,149,271

The Company recorded no allowance of obsolete inventories during the years ended December 31, 2007 and 2006.

10.

Prepaid expenses

Prepaid consultancy fees	$2,256,500
Amortization	(854,138)

1,402,362
Termination of consulting agreements (Note 10(b))	(989,625)

Amount to be amortized within one year	$412,737

(a)

Amortization for the years ended December 31, 2007 and 2006 was $711,369 and $156,769 respectively.

(b)

Subsequent to the balance sheet date, the Company and certain consultants agreed to terminate the consulting agreements whereby the consultants would return an aggregate of 3,233,870 shares of the Company’s common stock previously granted to them to the Company.  These shares of common stock had been returned to the Company for cancellation in February 2008.  The cancellation was considered as an adjusting event to the financial statements as the termination was in negotiation and concluded before December 31, 2007.

(c)

Subsequent to the balance sheet date, the Company and certain consultants agreed to cancel the consulting agreements whereby the consultants would return an aggregate of 2,000,000 shares of the Company’s common stock previously granted to them to the Company.  The cancellation was a non-adjusting event to the financial statements for the current reporting period.

11.

Property, plant and equipment, net and land use right

(a)

Property, plant and equipment

Buildings	$4,183,196
Plant and machinery	1,900,902
Motor vehicles	450,479
Furniture, fixtures and equipment	59,546

6,594,123
Accumulated depreciation	(1,244,328)

$5,349,795

Depreciation expenses for the year ended December 31, 2007 and 2006 were $256,122 and $239,234 respectively and are included in:

	Year ended December 31,
	2007	2006

Cost of sales	$200,555	$180,726
General and administrative expenses	55,567	58,508

	$256,122	$239,234

Included in buildings is the office building of $3,412,755 acquired during the year that was planned to be used as a tourist destination, to take advantage of the rapid growth of the tourism industry in Harbin.  The Company is currently considering to develop the building as a tourist destination or to sell it.

During the year ended December 31, 2007, property, plant and equipment with carrying amounts of $34,852 were disposed of at a consideration of $8,032 resulting in a loss of $26,820.  There was no disposal in the year ended December 31, 2006.

(b)

Land use right

Land use right	$70,710

The land use right relates to the plot of land on which the new office building mentioned in note 11(a) to the financial statements is situated.  As of December 31, 2007, the Company had not obtained the relevant land use right certificate since the purchase consideration for the building and land use right had not been fully settled.  The land use right certificate will be transferred to the Company when the outstanding balance is paid.  The Company has the right to use the land for a period of 40 years.

No amortization of land use right was provided for the year since the land use right was acquired in October 2007 and the amortization was insignificant.

The estimated aggregate amortization expenses for land use right for five succeeding years is as follows :-

Year

2008	$1,768
2009	1,768
2010	1,768
2011	1,768
2012	1,768

$8,840

12.

Other payables and accrued liabilities

Payable for acquisition of building and land use right	$783,615
Other payables	42,357
Accrued statutory staff welfare and salaries	47,316
Accrued liabilities	47,160

$920,448

-F13-

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

13.

Shareholders’ equity

(a)

Common stock

	No. of shares	Amount
Authorized :-

Common stock at USD0.001 par value	40,000,000	$40,000

Issued and outstanding :-

As of January 1, 2007	24,317,899	$24,317
Common stock issued to consultants	100,000	100

As of December 31, 2007	24,417,899	$24,417

The Company entered into the following consulting agreements with several consultants for the provision of services to the Company:

Date of			Number of
agreement	Services to be provided	Service period	shares issued

10.29.2007	Acting as financial advisors	10.29.2007 to 6.30.2008	50,000
11.1.2007	Introduction of potential source	11.1.2007 to 10.31.2008	50,000
	of capital

			100,000

The value of common stocks issued to the consultants was measured with reference to the trading prices of the Company’s common stocks as quoted on the OTCBB on the date of grant.  The weighted-average grant-date fair value per share is $1.08.

(b)

The Company issued 50,000 shares of common stock (note 13(a)(i)) and a warrant to purchase 200,000 shares of the Company’s common stock to a consultant in exchange for services on introducing potential source of capital.  The Company used the Black-Scholes option pricing method (Assumptions : volatility 81.95%, risk free rate 4.5%, five years and two months expected life and zero dividend yield) to calculate the value of the warrant issued to the consultant.  Using these assumptions a value of approximately $141,000 was assigned to the warrant.

Subsequent to the balance sheet, the Company entered into an early termination agreement with the consultant on February 5, 2008.

14.

Statutory reserves

(a)

In accordance with the relevant laws and regulations of the PRC, the subsidiary is required to appropriate 10% of its net income reported under the PRC statutory accounts, after offsetting any prior years’ losses, to the statutory reserve.  When the balance of such reserve reaches 50% of the subsidiary’s registered capital, any further appropriation is optional.

(b)

During the years ended December 31, 2007 and 2006, the Company appropriated in aggregate $409,225 and $161,824 respectively to the statutory reserve based on its net income reported under the PRC statutory accounts.

-F14-

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

15.

Defined contribution plan

The Company has a defined contribution plan for all its qualified employees in the PRC.  The Company and its employees are each required to make contributions to the plan at the rates specified in the plan.  The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in future years.  The defined contribution plan contributions were charged to the statement of operations.  The Company contributed $27,863 and $18,121 for the years ended December 31, 2007 and 2006 respectively.

16.

Supplemental cash flow information

	Year ended December 31,
	2007	2006

Interest paid	$ -	$ -
Income taxes paid	$ -	$57,068

Other than the above-mentioned information, during the years ended December 31, 2007 and 2006, the Company issued a total of 100,000 (Note 13(a)) and 6,010,000 shares respectively of its common stock for services provided by several consultants.

17.

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

During the year ended December 31, 2006, the Company issued 10,000 shares of common stock to a consultant for the provision of consultancy services to the Company.  The compensation cost of $14,000 was measured with reference to the trading price of the Company’s common stock as quoted on the OTCBB on the date of grant which was $1.4.  The compensation cost has been fully amortized to the prior year’s statement of operation since the services had been completed.

Other than the above transaction, no other options or awards have been made, exercised or lapsed during the years ended December 31, 2006 and 2007 under the 2006 stock and stock option plan.

18.

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

The compensation cost has been capitalized as an asset which is classified as prepaid expenses in the consolidated balance sheet and the amortization for the years ended December 31, 2007 and 2006 was $711,369 and $142,769 respectively.  The weighted-average grant-date fair value per share is $0.37.  The prepaid expenses are expected to be recognized over a weighted-average period of 1 year.

Other than the above transactions, no other options or awards have been made, exercised or lapsed during the years ended December 31, 2007 and 2006 under the equity incentive plan.

-F15-

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

19.

Segment information

The Company currently operates in two reportable segments, Sales of printed products and Re-sale of purchased equipment.

The accounting policies of the segments are the same as described in the summary of significant accounting policies.  The Company evaluates segment performance based on income from operations.  As a result, the components of operating income for one segment may not be comparable to another segment.  The following is a summary of the Company’s segment information for the years ended December 31, 2007 and 2006:

	Printing Products		Equipment Trading		Total
	Year ended December 31,		Year ended December 31,		Year ended December 31,
	2007	2006	2007	2006	2007	2006

Revenues	$9,652,169	$5,625,935	$2,528,279	$2,184,421	$12,180,448	$7,810,356
Gross profit	4,717,276	2,263,107	275,416	305,269	4,992,692	2,568,376
Interest income	17,359	6,954	1,929	773	19,288	7,727
Depreciation on property, plant and equipment	241,641	226,059	14,481	13,175	256,122	239,234
Segment profit	3,838,480	1,487,893	185,538	135,782	4,024,018	1,623,675
Total assets	7,761,404	5,397,314	301,484	393,561	8,062,888	5,790,875
Expenditure for segment assets	2,168,750	74,926	23,744	1,724	2,192,494	76,650

-F16-

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

19.

Segment information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Year ended December 31,
	2007	2006

Total consolidated revenue	$12,180,448	$7,810,356

Total income for reportable segments	$4,024,018	$1,623,675
Unallocated amounts relating to operations:
Amortization of prepaid expenses	(711,369)	(156,769)
Value of common stock and warrants issued to a consultant	(197,500)	-
General and administrative expenses	(63,400)	(50,228)

Income before income taxes and minority interests	$3,051,749	$1,573,447

December
Assets	31, 2007

Total assets for reportable segments	$8,062,888
Unallocated amounts relating to operations:
Prepaid expenses	412,737
Building and land use right	3,483,465
Other receivables	32,462
Cash and cash equivalents	3,292

Total	$11,994,844

All of the Company’s long-lived assets and customers are located in the PRC.  Accordingly, no geographic information is presented.

-F17-

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XINYINHAI TECHNOLOGY, LTD.

By: /s/ Tian Ling

      Tian Ling, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on April 14, 2008 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Tian Ling

Tian Ling, Director

Chief Executive Officer

/s/ Du Song

Du Song, Director

Chief Financial Officer

/s/ Xie Guihong

Xie Guihong, Director

/s/ Lao Chengxu

Lao Chengxu, Director