Form 10-Q
period 2008-03-31
XINYINHAI TECHNOLOGY, LTD.
filed 2008-05-15
CIK 1307624

U. S. Securities and Exchange Commission

Washington, D. C. 20549

       FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2008

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

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]       No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer     Accelerated filer__  Non-accelerated filer     Small reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [   ]       No [ X]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

May 14, 2008

Common Voting Stock: 19,184,029

XINYINHAI TECHNOLOGY, LTD.

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF MARCH 31, 2008 AND DECEMBER 31, 2007

(Stated in US Dollars)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$564,566	$1,308,877
Restricted cash (Note 6)	142,800	363,492
Trade receivable (Net of allowance for doubtful accounts of $7,246
for 2008 and $6,682 for 2007)	2,960,105	1,329,732
Inventories (Note 7)	1,611,930	1,149,271
Other receivable, deposits and prepayments	445,859	166,430
Prepaid expenses (Note 8)	385,258	412,737

Total Current Assets	6,110,518	4,730,539
Property, plant and equipment, net (Note 9)	6,930,697	5,349,795
Land use right	984,969	70,710
Deposits for acquisition of property, plant and equipment	-	1,843,800

TOTAL ASSETS	$14,026,184	$11,994,844

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Trade payable	$846,285	$777,806
Bills payable (Note 6)	142,800	363,492
Customer deposits	679,564	286,935
Other payable and accrued liabilities (Note 10)	904,852	920,448
Income tax payable	138,348	-
Value added tax payable	134,313	137,334

TOTAL LIABILITIES	2,846,162	2,486,015

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS (NOTE 3)	1,093,994	919,640

STOCKHOLDERS’ EQUITY

Common stock	21,184	24,417
Additional paid-in capital	3,802,843	3,799,610
Retained earnings	4,127,365	3,504,343
Statutory reserves	1,081,131	918,636
Accumulated other comprehensive income	1,053,505	342,183

TOTAL STOCKHOLDERS’ EQUITY	10,086,028	8,589,189

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,026,184	$11,994,844

See the accompanying notes to condensed consolidated financial statements.

XINYINHAI TECHNOLOGY, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Stated in US Dollars)

	Three months ended March 31, (Unaudited)
	2008	2007

Revenues (Note 3)	$3,379,895	$2,140,117
Cost of sales	(2,016,337)	(1,250,048)

Gross profit	1,363,558	890,069

Operating expenses
Selling and distribution expenses	67,227	96,405
General and administrative expenses	281,742	597,113

Total expenses	348,969	693,518

Income from operations	1,014,589	196,551
Interest income	1,130	5,018

Income before income taxes and minority interest	1,015,719	201,569
Income taxes (Note 4)	(135,413)	-

Income before minority interest	880,306	201,569
Minority interest	(94,789)	(55,108)

Net income	$785,517	$146,461

Other comprehensive income
Foreign currency translation adjustments	711,323	48,323

Comprehensive income	$1,496,840	$194,784

Earnings per share - basic and diluted (Note 5)	0.034	0.006

Weighted average number of common stock outstanding	22,925,344	24,317,899

See the accompanying notes to condensed consolidated financial statements.

XINYINHAI TECHNOLOGY, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Stated in US Dollars)

	Three months ended March 31, (Unaudited)
	2008	2007
Cash flows from operating activities
Net income	$785,517	$146,461
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	96,388	538,508
Minority interest	94,789	55,108
Changes in operating assets and liabilities
Restricted cash	245,995	-
Trade receivable	(1,486,084)	(675,432)
Inventories	(358,034)	(354,146)
Other receivable, deposits and prepayments	(259,771)	218,406
Trade payable	2,862	215,021
Bills payable	(245,995)	-
Customers deposit	360,627	(33,096)
Other payable and accrued liabilities	(87,222)	(33,040)
Income tax payable	135,413	-
Value added tax payable	(14,287)	(24,295)

Net cash flows (used in)/provided by operating activities	(729,802)	53,495

Cash flow from investing activities
Payments to acquire property, plant and equipment and
land use right	(107,185)	-

Net cash flows used in investing activities	(107,185)	-

Effect of foreign currency translation on cash and cash equivalents	92,676	19,121

Net (decrease)/increase in cash and cash equivalents	(744,311	72,616

Cash and cash equivalents, beginning of period	1,308,877	1,553,139

Cash and cash equivalents, end of period	$564,566	$1,625,755

Supplemental cash flow information

Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See the accompanying notes to condensed consolidated financial statements.

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (Unaudited)

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

The Company also earns approximately 29% of its revenue for the current reporting period from its position as a distributor of plasma arc cutting machinery and consumable parts.  The plasma arc cutting systems are designed to provide metal workers with clean cuts for metal work that permits little tolerance for error, and are well-known worldwide.

The Company acquired an office building in 2007 that was planned to be used as a tourist destination, to take advantage of the rapid growth of the tourism industry in Harbin.  The Company is currently considering selling it.

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (Unaudited)

(Stated in US Dollars)

3.

Summary of significant accounting policies

Basis of presentation and consolidation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three month periods have been made.  Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.  These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10KSB as filed with the Securities and Exchange Commission on April 14, 2008.

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

The Company’s management determined that no further provision for uncollectible accounts was required for the three months ended March 31, 2008.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (Unaudited)

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

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (Unaudited)

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

Recently issued accounting standards

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except in some circumstances where the statement shall be applied retrospectively.  The adoption of SFAS 157 has no material effect on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for the fiscal year beginning January 1, 2008. The adoption of SFAS 159 has no material effect on the Company’s financial statements.

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (Unaudited)

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

In March 2008, the FASB issued SFAS No. 161 “Disclosure about Derivative Instruments and Hedging Activities”. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. The guidance will become effective for the fiscal year beginning after November 15, 2008. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year.  This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the impact of adopting SFAS 161 on its financial statements.

4.

Income taxes

The Company is subject to the United States of America Tax law at tax rate of 34%.  If has no taxable income for income tax purposes for the three months ended March 31, 2008 and 2007.  The Company has not provided deferred taxes on undistributed earnings of its non-U.S. subsidiaries as of March 31, 2008, as it is the Company’s current policy to reinvest these earnings in non-U.S. operations.

Winner Sea is not subject to income tax.

Income taxes are calculated at 12.5% on the estimated assessable profits of Harbin Golden Sea. The subsidiary enjoys a 50% tax reduction that was approved by the Taxation Bureau of Harbin City.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  Pursuant to FIN 48, the Company identified and evaluated any potential uncertain tax positions.  The Company has concluded that there are no uncertain tax positions requiring recognition in the financial statements.

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (Unaudited)

(Stated in US Dollars)

5.

Earnings per share - basic and diluted

The basic and diluted earnings per share is calculated using the net income and the weighted average number of common stock outstanding during the reporting periods.

The basic and diluted earnings per share are the same as the warrants granted to external financial advisors were anti-dilutive.

6.

Restricted cash and bills payable

When the Company intends or is requested to settle its suppliers by issuance of bills, it is required to place deposits with banks equal to 100% of the bills amount at the time of issuance.  These deposits will be used to settle the bills at maturity.

7.

Inventories

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Raw materials	$1,033,812	$781,582
Work in progress	266,494	216,170
Finished goods	311,624	151,519

	$1,611,930	$1,149,271

8.

Prepaid expenses

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Prepaid consultancy fees	$1,101,500	$2,256,500
Accumulated amortization	(716,242)	(854,138)

	385,258	1,402,362
Termination of consulting agreements (Note 8(a))	-	(989,625)

	$385,258	$412,737

(a)

The Company and certain consultants agreed to terminate the consulting agreements whereby the consultants would return an aggregate of 3,233,870 shares of the Company’s common stock previously granted to them to the Company.  These shares of common stock had been returned to the Company for cancellation in February 2008.  The cancellation was reflected in the financial statements for the year ended December 31, 2007 as the termination was in negotiation and concluded before December 31, 2007.

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (Unaudited)

(Stated in US Dollars)

8.

Prepaid expenses (cont’d)

(b)

The Company and certain consultants agreed to cancel the consulting agreements whereby the consultants would return an aggregate of 2,000,000 shares of the Company’s common stock previously granted to them to the Company.  These shares of common stock had been returned to the Company for cancellation after March 31, 2008.

9.

Property, plant and equipment, net

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Buildings	$5,705,040	$4,183,196
Plant and machinery	2,117,842	1,900,902
Motor vehicles	488,447	450,479
Furniture, fixtures and equipment	38,495	59,546

	8,349,824	6,594,123
Accumulated depreciation	(1,419,127)	(1,244,328)

Property, plant and equipment, net	$6,930,697	$5,349,795

As of March 31, 2008, included in buildings is the office building of $3,700,390 acquired in 2007 that was planned to be used as a tourist destination, to take advantage of the rapid growth of the tourism industry in Harbin.  The Company is currently considering to sell it.

10.

Other payables and accrued liabilities

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Payable for acquisition of building and land use right	$849,660	$783,615
Other payables	2,160	42,357
Accrued liabilities, statutory staff welfare and salaries	53,032	94,476

	$904,852	$

11.

Defined contribution plan

The Company has a defined contribution plan for all its qualified employees in the PRC.  The Company and its employees are each required to make contributions to the plan at the rates specified in the plan.  The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in future years.  The defined contribution plan contributions were charged to the statement of income and comprehensive income.  The Company contributed $1,461 and $934 for the three months ended March 31, 2008 and 2007 respectively.

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (Unaudited)

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

	Printing Products		Equipment Trading		Total
	Three months ended March 31, (Unaudited)		Three months ended March 31, (Unaudited)		Three months ended March 31, (Unaudited)
	2008	2007	2008	2007	2008	2007

Revenues	$2,400,563	$1,752,417	$979,332	$387,700	$3,379,895	$2,140,117
Segment profit/(loss)	$1,080,268	$594,244	$56,484	$(43,166)	$1,136,752	$551,078

	March 31,	December	March 31,	December	March 31,	December
	2008	31, 2007	2008	31, 2007	2008	31, 2007
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Segment assets	$9,488,837	$7,761,404	$337,050	$301,484	$9,825,887	$8,062,888

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended March 31, (Unaudited)
	2008	2007

Total consolidated revenue	$3,379,895	$2,140,117

Total income for reportable segments	$1,136,752	$551,078
Unallocated amounts relating to operations:
Amortization of prepaid expenses and professional fee	(121,033)	(349,509)

Income before income taxes and minority interest	$1,015,719	$201,569

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets

Total assets for reportable segments	$9,825,887	$8,062,888
Unallocated amounts relating to operations:
Prepaid expenses	385,258	412,737
Building and land use right	3,776,580	3,483,465
Other receivable	35,199	32,462
Cash and cash equivalents	3,260	3,292

Total	$14,026,184	$11,994,844

All of the Company’s long-lived assets and customers are located in the PRC.  Accordingly, no geographic information is presented.

ITEM 2.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Our revenue in the first quarter of 2008 increased by 58% over the revenue realized in the first quarter of 2007.  The increase was attributable to both our printing business (37% increase) and our equipment distribution business (153% increase).  The increase in printing revenue resulted from our development of new customers and from our investment in added capacity during 2007, which enabled us to market our services more aggressively.  The increase in distribution revenue was primarily the result of our establishing additional selling agents throughout China, which has opened a much larger market for the plasma arc cutting machines that we sell.

Continued revenue growth in our printing services business will require further capital investment.  During the recent quarter we completed the purchase of a 10,284m2 facility, where we are currently developing expanded production facilities in order to meet the production requirements of our growing sales.  In addition, as China’s banking industry rapidly modernizes, our customers demand additional product offerings similar to available to the banking industry in Europe and the U.S.  Our ability to meet that demand will determine the long term growth of our business.  Immediately, the development of these new products will require substantial capital investment.  For that purpose, we are currently exploring financing possibilities, but have not yet received a commitment for the funds.

The 40% gross margin realized by our subsidiary, Harbin Golden Sea on sales in the first quarter of 2008, was lower than the 42% gross margin realized in the first quarter of 2007.  The reason for the fall-off was the sharp increase in revenue from equipment sales in 2008, since our gross margin on equipment sales is far lower than our gross margin on printing.  Our expectation for the future is that our gross margin from printing services will average approximately 40%, albeit within a range of 33% to 50%, depending on the components of the business.  If we obtain the funding necessary to expand our printing capacity, we expect the printing portion of its business to grow faster than the equipment sales business.  If that occurs, overall gross margin should increase towards the higher margins that printing has historically produced.

Operating expenses as a percentage of revenue decreased from 32% in the first quarter of 2007 to 10% in the first quarter of 2008.  The primary reason for the decrease was the issuance of shares to consultants in the 4th quarter of 2006.  We utilized our equity in this manner in order to acquire the services of certain leaders in the printing industry.  However the issuance added a prepaid asset of $2,219,000 to our balance sheet, which we were required to amortize as expense over the duration of the consulting agreements.  This was the primary reason that we incurred depreciation and amortization charges of $538,508 in the first quarter of 2007.  Our depreciation and amortization charge for the first quarter of 2008, however, was only $96,338, as several of the consulting contracts expired in 2007 and the Company and certain consultants reached agreement at the end of 2007 to cancel future services.

Our efforts to improve the efficiency of our marketing operations continued to yield benefits.  During the first quarter of 2008, despite the 58% increase in revenue, our selling expenses decreased by 30% from the selling expenses recorded in the first quarter of 2007.  The disparity between our fixed costs and our revenue reflected our ability to increase our production without a proportionate increase in our administrative overhead.  Similarly we expect that if we obtain the funds needed to increase our printing production capacity, the resulting increase in our revenue will not require a corresponding increase in administrative expense, with the exception that new investment in equipment will cause an increase in depreciation expense.  The tax benefit per share during the first quarter of 2008 is $0.006.

In 2006 our operating subsidiary qualified for a two year exemption from Chinese income taxes.  Commencing in 2008, we will be eligible for three years of taxation at 50% of the 25% statutory rate.  As a result of this government allowance, we incurred no income tax in the first quarter of 2007, but were taxed at a 12.5% rate in the first quarter of 2008, causing an expense of $135,413.

The operations of our subsidiary, Harbin Golden Sea, produced $947,890 in income during the first quarter of 2008.  However, because we own only 90% of Harbin Golden Sea, we deducted a “minority interest” of $94,789 on our Statement of Income and Comprehensive Income.  After that deduction and taking into account the income and expenses incurred by the parent corporation, our net income for the first quarter of 2008 was $785,517, representing $.034 per share.  In the first quarter of 2007 we realized only $146,461 in net income, or less than $.01 per share.

Our business operates primarily in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  In the first quarter of 2008, the effect of converting our financial results to Dollars was to add $711,323 to our comprehensive income.

Liquidity and Capital Resources

Since our subsidiary, Harbin Golden Sea, was organized in 1998, the growth of its operations has been funded by contributions to capital by our Chairman, Mrs. Tian.  With the $2.4 million that she invested, Harbin Golden Sea built its facilities and funded its operations, resulting in profitable operations for the past several years.  As a result, at March 31, 2008 we had working capital totaling $3,264,356 (an increase of $1,019,832 since the end of 2007) and no debt.

During the first quarter of 2008, cash of $729,802 was used by our operations. .  The parity of our net income and cash flow from operations was primarily attributable to the increases in our trade receivable and inventories during the three months ended March 31, 2008.  We applied the greater portion of our cash reserves to our two recent real estate acquisitions:  a new production facility that we contracted to purchase for $1,843,800, and a 12 story office building in Harbin that we purchased for $3,483,465, of which we paid $2,699,850 during 2007.  We are currently considering whether to develop the Harbin office building as a tourist destination or to sell it.  If we decide to sell it, the proceeds will be applied to further developing our production capacity.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

Not applicable.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Tian Ling, our Chief Executive Officer, and Du Song, our Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, Mrs. Tian and Ms. Du concluded that the Company’s system of disclosure controls and procedures was effective as of March 31, 2008 for the purposes described in this paragraph.

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

Date: May 15, 2008

By: /s/ Tian Ling

Tian Ling, Chief Executive Officer

By: /s/ Du Song

Du Song, Chief Financial Officer,

Chief Accounting Officer