Form 10-Q/A
period 2008-03-31
XINYINHAI TECHNOLOGY, LTD.
filed 2008-05-16
CIK 1307624

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q/A

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

May 14, 2008

Common Voting Stock: 19,184,029

Amendment No. 1

This amendment is being filed in order to correct a number of errors caused by incomplete editing of the original filing. No change to the financial statements has been made.

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

As of March 31, 2008, included in buildings is the office building of $3,700,390 acquired in 2007 that was planned to be used as a tourist destination, to take advantage of the rapid growth of the tourism industry in Harbin.  The Company is currently considering selling the property.

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

A reconciliation is provided for unallocated amounts relating to corporate operations which are not included in the segment information.

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

Operating expenses as a percentage of revenue decreased from 32% in the first quarter of 2007 to 10% in the first quarter of 2008.  The primary reason for the decrease was the issuance of shares to consultants in the 4th quarter of 2006.  We utilized our equity in this manner in order to acquire the services of certain leaders in the printing industry.  However the issuance added a prepaid asset of $2,219,000 to our balance sheet, which we were required to amortize as expense over the duration of the consulting agreements.  This was the primary reason that we incurred depreciation and amortization charges of $538,508 in the first quarter of 2007.  Our depreciation and amortization charge for the first quarter of 2008, however, was only $96,338, as several of the consulting contracts expired in 2007 and, as to the remainder of the contracts, the Company and the consultants reached agreement at the end of 2007 to cancel future services.

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

In 2006 our operating subsidiary qualified for a two year exemption from Chinese income taxes.  Commencing in 2008, we will be eligible for three years of taxation at 50% of the 25% statutory rate.  As a result of this government allowance, we incurred no income tax in the first quarter of 2007, but were taxed at a 12.5% rate in the first quarter of 2008, causing an expense of $135,413.  The tax burden per share during the first quarter of 2008 was $0.006

The operations of our subsidiary, Harbin Golden Sea, produced $947,890 in income during the first quarter of 2008.  However, because we own only 90% of Harbin Golden Sea, we deducted a “minority interest” of $94,789 on our Statement of Income and Comprehensive Income.  After that deduction and taking into account the income and expenses incurred by the parent corporation, our net income for the first quarter of 2008 was $785,517, representing $.034 per share.  In the first quarter of 2007 we realized only $146,461 in net income, or less than $.01 per share.

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

During the first quarter of 2008, $729,802 in cash was used by our operations. The disparity between our net income and cash flow from operations was primarily attributable to the increase in our trade receivables resulting from the increase in sales during the three months ended March 31, 2008.  In addition, we increased our inventories by $358,034 during the quarter in anticipation of continued growth in sales.

Our cash position fell by $744,311 during the three months ended March 31, 2008.  We applied the greater portion of our cash reserves to our two recent real estate acquisitions:  a new production facility that we contracted to purchase for $1,843,800, and a 12 story office building in Harbin that we purchased for $3,483,465, of which we paid $2,699,850 during 2007.  We are currently considering whether to develop the Harbin office building as a tourist destination or to sell it.  If we decide to sell it, the proceeds will be applied to further developing our production capacity.

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