Form 10-Q
period 2008-06-30
XINYINHAI TECHNOLOGY, LTD.
filed 2008-08-14
CIK 1307624

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File No. 0-51012

XINYINHAI TECHNOLOGY, LTD.
(Name of Small Business Issuer in its Charter)

Utah	87-0427336
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

No. 16 Dalian Road, Centralized Park Haping Road, Harbin Development Zone, China 150060
(Address of Principal Executive Offices)

86-451-868-11118
Issuer's Telephone Number:

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.

Yes X                    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer __ Accelerated filer__  Non-accelerated filer __ Small reporting company_X_
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  __   No _X_

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
August 12, 2008
Common Voting Stock: 19,484,029

Xinyinhai Technology, Ltd.
Condensed Consolidated Balance Sheet
As of June 30, 2008 and December 31, 2007
(Stated in US Dollars)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$126,785	$1,308,877
Restricted cash (Note 6)	-	363,492
Trade receivable (Net of allowance for doubtful accounts of $7,423 for 2008 and $6,682 for 2007)	3,960,991	1,329,732
Inventories (Note 7)	2,198,926	1,149,271
Other receivable, deposits and prepayments	545,510	166,430
Prepaid expenses (Note 8)	61,508	412,737

Total current assets	6,893,720	4,730,539
Property, plant and equipment, net (Note 9)	7,198,755	5,349,795
Land use right	1,005,862	70,710
Deposits for acquisition of property and equipment	-	1,843,800

TOTAL ASSETS	$15,098,337	$11,994,844

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payable	$1,353,719	$777,806
Bills payable (Note 6)	-	363,492
Customer deposits	252,834	286,935
Other payable and accrued liabilities (Note 10)	997,264	920,448
Income tax payable	312,034	-
Value added tax payable	6,189	137,334

Total current liabilities	2,922,040	2,486,015

TOTAL LIABILITIES	2,922,040	2,486,015

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST (NOTE 3)	1,237,220	919,640

STOCKHOLDERS’ EQUITY
Common stock	19,184	24,417
Additional paid-in capital	3,104,843	3,799,610
Retained earnings	5,249,187	3,504,343
Statutory reserves	1,282,657	918,636
Accumulated other comprehensive income	1,283,206	342,183

TOTAL STOCKHOLDERS’ EQUITY	10,939,077	8,589,189

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,098,337	$11,994,844

See the accompanying notes to condensed consolidated financial statements

Xinyinhai Technology, Ltd.
Condensed Consolidated Statements of Income and Comprehensive Income
For the three and six months ended June 30, 2008 and 2007
(Stated in US Dollars)

	Three months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)
	2008	2007	2008	2007

Revenues (Note 3)	$4,142,698	$2,878,962	$7,522,593	$5,019,079
Cost of revenues	(2,487,518)	(1,624,896)	(4,503,855)	(2,874,944)

Gross profit	1,655,180	1,254,066	3,018,738	2,144,135

Operating expenses
Selling and distribution expenses	107,288	130,408	174,515	226,813
General and administrative expenses	315,594	199,375	597,336	796,488

Total expenses	422,882	329,783	771,851	1,023,301

Income from operations	1,232,298	924,283	2,246,887	1,120,834
Other income (Note 8)	376,250	-	376,250	-
Interest income	294	4,280	1,424	9,298

Income before income taxes and minority interest	1,608,842	928,563	2,624,561	1,130,132
Income taxes (Note 4)	(167,938)	-	(303,351)	-

Income before minority interest	1,440,904	928,563	2,321,210	1,130,132
Minority interest	(117,556)	(113,745)	(212,345)	(168,853)

Net income	$1,323,348	$814,818	$2,108,865	$961,279

Other comprehensive income
Foreign currency translation adjustments	229,700	89,399	941,023	130,937

Comprehensive income	$1,553,048	$904,217	$3,049,888	$1,092,216

Earnings per share - basic and diluted (Note 5)	$0.07	$0.03	$0.10	$0.04

Weighted average number of common stock outstanding	19,359,853	24,317,899	21,131,609	24,317,899

See the accompanying notes to condensed consolidated financial statements

Xinyinhai Technology, Ltd.
Condensed Consolidated Statements of Cash Flows
For the three and six months ended June 30, 2008 and 2007
(Stated in US Dollars)

	Six months ended June 30, (Unaudited)
	2008	2007
Cash flows from operating activities
Net income	$2,108,865	$961,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	160,959	676,111
Other income	(376,250)	-
Minority interest	212,345	168,853
Changes in operating assets and liabilities
Restricted cash	391,478	-
Trade receivable	(2,418,655)	(564,361)
Inventories	(899,980)	(180,954)
Other receivable, deposits and prepayments	1,634,674	(550,466)
Trade payable	478,357	(135,583)
Bills payable	(391,478)	-
Customer deposits	(63,229)	(191,647)
Other payable and accrued liabilities	(24,638)	(40,008)
Income tax payable	303,351	-
Value added tax payable	(141,891)	(109,252)

Net cash flows provided by operating activities	973,908	33,972

Cash flows from investing activities
Payments to acquire property, plant and equipment, and land use right	(2,271,937)	(41,076)

Net cash flows used in investing activities	(2,271,937)	(41,076)

Effect of foreign currency translation on cash and cash equivalents	115,937	39,793

Net (decrease)/increase in cash and cash equivalents	(1,182,092)	32,689

Cash and cash equivalents - beginning of period	1,308,877	1,553,139

Cash and cash equivalents - end of period	$126,785	$1,585,828

Supplemental disclosures for cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

See the accompanying notes to condensed consolidated financial statements

Xinyinhai Technology, Ltd.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2008 and 2007 (Unaudited)
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

The Company also earns approximately 33% of its revenue for the current reporting period from its position as a distributor of plasma arc cutting machinery and consumable parts.  The plasma arc cutting systems are designed to provide metal workers with clean cuts for metal work that permits little tolerance for error, and are well-known worldwide.

The Company acquired an office building in 2007 that was planned to be used as a tourist destination, to take advantage of the rapid growth of the tourism industry in Harbin.  The Company is currently considering selling it.

Xinyinhai Technology, Ltd.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2008 and 2007 (Unaudited)
(Stated in US Dollars)

3.         Summary of significant accounting policies

Basis of presentation and consolidation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three and six month periods have been made.  Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.  These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10KSB as filed with the Securities and Exchange Commission on April 14, 2008.

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

Trade receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and recorded based on managements’ assessment of the credit history with the customers and current relationships with them.

The Company’s management determined that no further provision for uncollectible accounts was required for the three and six months ended June 30, 2008.

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
For the three and six months ended June 30, 2008 and 2007 (Unaudited)
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
For the three and six months ended June 30, 2008 and 2007 (Unaudited)
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

Recently issued accounting standards

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The guidance will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company is currently evaluating the impact of adopting SFAS 162 on its financial statements.

Xinyinhai Technology, Ltd.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2008 and 2007 (Unaudited)
(Stated in US Dollars)

4.         Income taxes

The Company is subject to the United States of America tax law at tax rate of 34%.  It has no taxable income for income tax purposes for the three and six months ended June 30, 2008 and 2007.  The Company has not provided deferred taxes on undistributed earnings of its non-U.S. subsidiaries as of June 30, 2008 and December 31, 2007, as it is the Company’s current policy to reinvest these earnings in non-U.S. operations.

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

The bills payable outstanding as of December 31, 2007 had been settled during the current reporting period.

7.           Inventories
	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Raw materials	$1,565,103	$781,582
Work in progress	174,818	216,170
Finished goods	459,005	151,519

	$2,198,926	$1,149,271

Xinyinhai Technology, Ltd.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2008 and 2007 (Unaudited)
(Stated in US Dollars)

8.           Prepaid expenses
	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Prepaid consultancy fees	$149,500	$2,256,500
Accumulated amortization	(87,992)	(854,138)

	61,508	1,402,362
Termination of consulting agreements	-	(989,625)

	$61,508	$412,737

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

(b)
The Company and certain consultants agreed to cancel the consulting agreements whereby the consultants would return an aggregate of 2,000,000 shares of the Company’s common stock previously granted to them to the Company.  These shares of common stock had been returned to the Company for cancellation in April 2008.  Since the services related to certain of these common stocks were performed and recognized as expenses in previous periods, the Company recognized an income of $376,250 during the current period upon return of these common stock from the consultants.

9.         Property, plant and equipment, net
	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Buildings	$5,985,508	$4,183,196
Plant and machinery	2,136,713	1,900,902
Motor vehicles	499,050	450,479
Furniture, fixtures and equipment	92,298	59,546

	8,713,569	6,594,123
Accumulated depreciation	(1,514,814)	(1,244,328)

Property, plant and equipment, net	$7,198,755	$5,349,795

As of June 30, 2008, included in buildings is the office building of $3,700,390 acquired in 2007 that was planned to be used as a tourist destination, to take advantage of the rapid growth of the tourism industry in Harbin.  The Company is currently considering selling the property.

Xinyinhai Technology, Ltd.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2008 and 2007 (Unaudited)
(Stated in US Dollars)

10.       Other payables and accrued liabilities
	June 30,	December 31,
	2008	2007
	(Unaudited)	(Unaudited)

Payable for acquisition of building and land use right	$868,105	$783,615
Other payables	2,160	42,357
Accrued liabilities, statutory staff welfare and salaries	126,999	94,476

	$997,264	$920,448

11.       Defined contribution plan

The Company has a defined contribution plan for all its qualified employees in the PRC.  The Company and its employees are each required to make contributions to the plan at the rates specified in the plan.  The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in future years.  The defined contribution plan contributions were charged to the statement of income and comprehensive income.  The Company contributed $4,279 and $4,842 for the six months ended June 30, 2008 and 2007 respectively.

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

	Printing Products		Equipment Trading		Total
	Six months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)
	2008	2007	2008	2007	2008	2007

Revenues	$5,064,902	$3,929,608	$2,457,691	$1,089,471	$7,522,593	$5,019,079
Segment profit	$2,409,333	$1,593,755	$452,642	$94,778	$2,861,975	$1,688,533

	Three months ended June 30, (Unaudited)		Three months ended June 30, (Unaudited)		Three months ended June 30, (Unaudited)
	2008	2007	2008	2007	2008	2007

Revenues	$2,664,339	$2,177,191	$1,478,359	$701,771	$4,142,698	$2,878,962
Segment profit	$1,329,065	$999,511	$396,158	$137,944	$1,725,223	$1,137,455

	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2008	2007	2008	2007	2008	2007
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Segment assets	$10,195,148	$7,761,404	$1,021,760	$301,484	$11,216,908	$8,062,888

Xinyinhai Technology, Ltd.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2008 and 2007 (Unaudited)
(Stated in US Dollars)

12.       Segment information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which are not included in the segment information :-

	Three months ended June 30,		Six months ended June 30,
	(Unaudited)		(Unaudited)
	2008	2007	2008	2007

Total consolidated revenue	$4,142,698	$2,878,962	$7,522,593	$5,019,079

Total income for reportable segments	$1,725,223	$1,137,455	$2,861,975	$1,688,533

Unallocated amounts relating
to operations:
Amortization of prepaid expenses
and professional fee	(116,381)	(208,892)	(237,414)	(558,401)

Income before income taxes
and minority interest	$1,608,842	$928,563	$2,624,561	$1,130,132

	June 30,	December 31,
	2008	2007
Assets	(Unaudited)	(Audited)

Total assets for reportable segments	$11,216,908	$8,062,888
Unallocated amounts relating to operations:
Prepaid expenses	61,508	412,737
Building and land use right	3,780,720	3,483,465
Other receivable	35,963	32,462
Cash and cash equivalents	3,238	3,292

Total	$15,098,337	$11,994,844

All of the Company’s long-lived assets and customers are located in the PRC.  Accordingly, no geographic information is presented.

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Our revenue in the first six months of 2008 increased by 50% over the revenue realized in the first six months of 2007.  The increase was attributable to both our printing business (29% increase) and our equipment distribution business (126% increase).  The increase in printing revenue resulted from our development of new customers and from our investment in added capacity during 2007, which enabled us to market our services more aggressively.

During the three months ended June 30, 2008, revenue from our printing business increased by 22%, from $2,177,191 to $2,664,339.  However, the primary contributor to the overall 44% quarter-to-quarter increase was our equipment distribution business, whose revenues increased by 111%, from $701,771 to $1,478,359.  The increase in distribution revenue was primarily the result of our establishing additional selling agents throughout China, which has opened a much larger market for the plasma arc cutting machines that we sell.  For the recent quarter, equipment distribution contributed 36% of our revenue.  For the six months ended June 30, 2008, plasma arc cutting equipment distribution contributed 33% of our revenue.

Continued revenue growth in our printing services business will require further capital investment.  During the first quarter of the current year we completed the purchase of a 10,284m2 facility, where we are currently developing expanded production facilities in order to meet the production requirements of our growing sales.  In addition, as China’s banking industry rapidly modernizes, our customers demand additional product offerings similar to those available to the banking industry in Europe and the U.S.  Our ability to meet that demand will determine the long term growth of our business.  Immediately, the development of these new products will require substantial capital investment.  For that purpose, we are currently exploring financing possibilities, but have not yet received a commitment for the funds.

The 40% gross margin realized by our subsidiary, Harbin Golden Sea on sales in the first six months of 2008 and in the three months ended June 30, 2008, was lower than the 43% gross margin realized in the first six months of 2007 (44% for the three months ended June 30, 2007).  The reason for the fall-off was the sharp increase in revenue from equipment sales in 2008, since our gross margin on equipment sales is far lower than our gross margin on printing.  Our expectation for the future is that our gross margin from printing services will average approximately 40%, albeit within a range of 33% to 50%, depending on the components of the business.  If we obtain the funding necessary to expand our printing capacity, we expect the printing portion of its business to grow faster than the equipment sales business.  If that occurs, overall gross margin should increase towards the higher margins that printing has historically produced.

Operating expenses as a percentage of revenue decreased from 20% in the first six months of 2007 (11% in the second quarter) to 10% in the first six months of 2008 and in the quarter ended June 30, 2008.  The primary reason for the decrease was the issuance of shares to consultants in the 4th quarter of 2006.  We utilized our equity in this manner in order to acquire the services of certain leaders in the printing industry.  However the issuance added a prepaid asset of $2,219,000 to our balance sheet, which we were required to amortize as expense over the duration of the consulting agreements.  This was the primary reason that we incurred depreciation and amortization charges of $676,111 in the first six months of 2007.  Our depreciation and amortization charge for the first six months of 2008, however, was only $160,959, as several of the consulting contracts expired in 2007 and, as to the remainder of the contracts, the Company and the consultants reached agreement at the end of 2007 to cancel future services.

Our efforts to improve the efficiency of our marketing operations continued to yield benefits.  During the first six months of 2008, despite the 50% increase in revenue, our selling expenses ($174,515 – 2.3% of revenue) decreased by 23% from the selling expenses recorded in the first six months of 2007 ($226,813 – 4.5% of revenue).  The disparity between our fixed costs and our revenue reflected our ability to increase our production without a proportionate increase in our administrative overhead.  Similarly we expect that if we obtain the funds needed to increase our printing production capacity, the resulting increase in our revenue will not require a corresponding increase in administrative expense, with the exception that new investment in equipment will cause an increase in depreciation expense.

In 2006 our operating subsidiary qualified for a two year exemption from Chinese income taxes.  Commencing in 2008, we will be eligible for three years of taxation at 50% of the 25% statutory rate.  As a result of this government allowance, we incurred no income tax in the first six months of 2007, but were taxed at a 12.5% rate in the first six months of 2008, causing an expense of $303,351. The tax burden for the quarter ended June 30, 2008 was $167,938.

The operations of our subsidiary, Harbin Golden Sea, produced $2,123,450 in income during the six months of 2008, and $1,175,560 during the quarter ended June 30, 2008.  However, because we own only 90% of Harbin Golden Sea, we deducted a “minority interest” of $212,345 for the six months and $117,556 for the three months ended June 30, 2008 before recognizing net income on our Statement of Income and Comprehensive Income.  After that deduction and taking into account the income and expenses incurred by the parent corporation, our net income for the first six months of 2008 was $2,108,856, representing $.10 per share.  In the first six months of 2007 we realized $961,279 in net income, or $.04 per share.  Net income for the quarter ended June 30, 2008 was $1,323,348 ($.07 per share), compared to $814,818 ($03 per share) in the second quarter of 2007.

Our business operates primarily in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  In the first six months of 2008, the effect of converting our financial results to Dollars was to add $941,023 to our comprehensive income.

Liquidity and Capital Resources

Since our subsidiary, Harbin Golden Sea, was organized in 1998, the growth of its operations has been funded by contributions to capital by our Chairman, Mrs. Tian.  With the $2.4 million that she invested, Harbin Golden Sea built its facilities and funded its operations, resulting in profitable operations for the past several years.  As a result, at June 30, 2008 we had working capital totaling $3,971,680 (an increase of $1,727,156 since the end of 2007) and no debt.

Despite net income of $2,108,865 during the first six months of 2008, only $973,908 in cash was provided by our operations. The disparity between our net income and cash flow from operations was primarily attributable to the $2,418,655 increase in our trade receivables resulting from the increase in sales during the six months ended June 30, 2008.  In addition, we increased our inventories by $899,980 during the recent six month period in anticipation of continued growth in sales.

Our cash position fell by $1,182,092 during the six months ended June 30, 2008.  We applied the greater portion of our cash reserves to our two recent real estate acquisitions:  a new production facility that we contracted to purchase for $1,843,800, and a 12 story office building in Harbin that we purchased for $3,483,465, of which we paid $2,699,850 during 2007.  We are currently considering whether to develop the Harbin office building as a tourist destination or to sell it.  If we decide to sell it, the proceeds will be applied to further developing our production capacity.

Harbin Golden Sea’s business plan calls for significant investment in the growth of Harbin Golden Sea during 2008.  We plan to purchase new equipment for our new production facility.  We also plan to invest in the development of additional product lines, although the amount that we apply to that purpose will depend on our success in obtaining investment capital.  To date, however, we have not received any commitment of funds.

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

Our bank deposits are not insured.

There is no insurance program in the PRC that protects bank deposits, in the way that bank deposits in the U.S. are given limited protection by the FDIC.  If the bank in which we maintain our cash assets were to fail, it is likely that we would lose most or all of our deposits.

II.  Risks attendant to our management

The absence of independent directors on our board of directors may limit the quality of management decision making.

Each of the three members of our Board of Directors is also an employee of Harbin Golden Sea.  There is no audit committee of the board and no compensation committee.  This situation means that the Board will determine the direction of our company without the benefit of an objective perspective and without the contribution of insights from outside observers.  This may limit the quality of the decisions that are made.  In addition, the absence of independent directors in the determination of compensation may result in the payment of inappropriate levels of compensation.

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

Not applicable.

ITEM 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Tian Ling, our Chief Executive Officer, and Du Song, our Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, Mrs. Tian and Ms. Du concluded that the Company’s system of disclosure controls and procedures was effective as of June 30, 2008 for the purposes described in this paragraph.

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

XINYINHAI TECHNOLOGY, LTD.

Date: August 12, 2008	By:	/s/ Tian Ling
Tian Ling, Chief Executive Officer

	By:	/s/ Du Song
Du Song, Chief Financial Officer, Chief Accounting Officer

*       *       *       *       *