Form 10-Q
period 2008-09-30
XINYINHAI TECHNOLOGY, LTD.
filed 2008-11-14
CIK 1307624

U. S. Securities and Exchange Commission

Washington, D. C. 20549

       FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

November 13, 2008

Common Voting Stock: 19,184,029

Xinyinhai Technology, Ltd.

Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2008 and 2007

Index to Condensed Consolidated Financial Statements

Pages

Condensed Consolidated Balance Sheets	1

Condensed Consolidated Statements of Income and Comprehensive Income	2

Condensed Consolidated Statements of Cash Flows	3

Notes to Condensed Consolidated Financial Statements	4 - 12

Xinyinhai Technology, Ltd.

Condensed Consolidated Balance Sheet

As of September 30, 2008 and December 31, 2007

(Stated in US Dollars)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$304,470	$1,308,877
Restricted cash (Note 6)	-	363,492
Trade receivables (Net of allowance for doubtful accounts
of $7,423 for 2008 and $6,682 for 2007)	3,806,543	1,329,732
Inventories (Note 7)	1,905,870	1,149,271
Other receivable, deposits and prepayments (Note 8)	4,365,599	166,430
Prepaid expenses (Note 9)	125,860	412,737

Total current assets	10,508,342	4,730,539
Property, plant and equipment, net (Note 10)	3,616,350	5,349,795
Land use right	931,053	70,710
Deposits for acquisition of property, plant and equipment	420,688	1,843,800

TOTAL ASSETS	$15,476,433	$11,994,844

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$837,825	$777,806
Bills payable (Note 6)	-	363,492
Customer deposits	500,877	286,935
Other payables and accrued liabilities (Note 11)	965,282	920,448
Value added tax payable	87,114	137,334

Total current liabilities	2,391,098	2,486,015

TOTAL LIABILITIES	2,391,098	2,486,015

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST (NOTE 3)	1,319,285	919,640

STOCKHOLDERS’ EQUITY

Common stock (Note 12)	19,484	24,417
Additional paid-in capital	3,224,543	3,799,610
Retained earnings	5,920,363	3,504,343
Statutory reserves	1,282,657	918,636
Accumulated other comprehensive income	1,319,003	342,183

TOTAL STOCKHOLDERS’ EQUITY	11,766,050	8,589,189

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,476,433	$11,994,844

See the accompanying notes to condensed consolidated financial statements

Xinyinhai Technology, Ltd.

Condensed Consolidated Statements of Income and Comprehensive Income

For the three and nine months ended September 30, 2008 and 2007

(Stated in US Dollars)

	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2008	2007	2008	2007

Revenues (Note 3)	$3,143,423	$2,988,165	$10,666,016	$8,007,244
Cost of revenues	(2,017,430)	(1,651,603)	(6,521,285)	(4,526,547)

Gross profit	1,125,993	1,336,562	4,144,731	3,480,697

Operating expenses
Selling and distribution expenses	79,497	87,547	254,012	314,360
General and administrative expenses	299,965	148,976	897,301	945,464

Total expenses	379,462	236,523	1,151,313	1,259,824

Income from operations	746,531	1,100,039	2,993,418	2,220,873
Other income (Note 9)	10,278	-	386,528	-
Interest income	9,470	84	10,894	9,382

Income before income taxes and
minority interest	766,279	1,100,123	3,390,840	2,230,255
Income taxes (Note 4)	(361)	-	(303,712)	-

Income before minority interest	765,918	1,100,123	3,087,128	2,230,255
Minority interest	(94,742)	(118,054)	(307,087)	(286,907)

Net income	$671,176	$982,069	$2,780,041	$1,943,348

Other comprehensive income
Foreign currency translation adjustments	35,798	105,751	976,820	236,688

Comprehensive income	$706,974	$1,087,820	$3,756,861	$2,180,036

Earnings per share - basic and diluted
(Note 5)	$0.03	$0.04	$0.14	$0.08

Weighted average number of
common stock outstanding	19,448,159	24,317,899	20,566,363	24,317,899

See the accompanying notes to condensed consolidated financial statements

Xinyinhai Technology, Ltd.

Condensed Consolidated Statements of Cash Flows

For the three and nine months ended September 30, 2008 and 2007

(Stated in US Dollars)

	Nine months ended September 30, (Unaudited)
	2008	2007
Cash flows from operating activities
Net income	$2,780,041	$1,943,348
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Other income	(376,250)	-
Depreciation and amortization	284,557	816,559
Minority interest	307,087	286,907
Loss on disposal of property, plant and equipment	3,749	--
Changes in operating assets and liabilities
Restricted cash	395,701	(421,544)
Trade receivables	(2,282,748)	(471,506)
Inventories	(616,591)	(493,123)
Other receivables, deposits and prepayments	(304,855)	(557,232)
Trade payables	(25,682)	423,005
Bills payables	(395,701)	421,544
Customers deposit	178,485	-
Other payables and accrued liabilities	(51,678)	(56,258)
Value added tax payable	(64,134)	(38,291)

Net cash flows (used in) provided by operating activities	(168,019)	1,853,409

Cash flows from investing activities
Payments to acquire property, plant and equipment and
land use right	(958,197)	(960,318)
Proceeds from disposal of property, plant and equipment	287	-

Net cash flows used in investing activities	(957,910)	(960,318)

Effect of foreign currency translation on cash and cash equivalents	121,522	121,636

Net (decrease) increase in cash and cash equivalents	(1,004,407)	1,014,727

Cash and cash equivalents - beginning of period	1,308,877	1,553,139

Cash and cash equivalents - end of period	$304,470	$2,567,866

Supplemental disclosures for cash flow information
Interest paid	$ -	$ -
Income taxes paid	$314,681	$ -

See the accompanying notes to condensed consolidated financial statements

Xinyinhai Technology, Ltd.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2008 and 2007 (Unaudited)

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

The Company also earns approximately 31% of its revenue for the current reporting period from its position as a distributor of plasma arc cutting machinery and consumable parts.  The plasma arc cutting systems are designed to provide metal workers with clean cuts for metal work that permits little tolerance for error, and are well-known worldwide.

Xinyinhai Technology, Ltd.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2008 and 2007 (Unaudited)

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

The Company’s management determined that no further provision for uncollectible accounts was required for the three and nine months ended September 30, 2008.

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

For the three and nine months ended September 30, 2008 and 2007 (Unaudited)

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

For the three and nine months ended September 30, 2008 and 2007 (Unaudited)

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

4.

Income taxes

The Company is subject to the United States of America tax law at tax rate of 34%.  It has no taxable income for income tax purposes for the reporting periods.  The Company has not provided deferred taxes on undistributed earnings of its non-U.S. subsidiaries as of September 30, 2008 and December 31, 2007, as it is the Company’s current policy to reinvest these earnings in non-U.S. operations.

Winner Sea is not subject to income tax.

Income taxes are calculated at 9% on the estimated assessable profits of Harbin Golden Sea.  The subsidiary enjoys a 50% tax reduction that was approved by the Taxation Bureau of Harbin City.

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

For the three and nine months ended September 30, 2008 and 2007 (Unaudited)

(Stated in US Dollars)

5.

Earnings per share - basic and diluted

The basic and diluted earnings per share is calculated using the net income and the weighted average number of common stock outstanding during the reporting periods.

The basic and diluted earnings per share are the same as the warrants granted to external financial advisors and consultants were anti-dilutive.

6.

Restricted cash and bills payables

When the Company intends or is requested to settle its suppliers by issuance of bills, it is required to place deposits with banks equivalent to 100% of the bills amount at the time of issuance.  These deposits will be used to settle the bills at maturity.

All bills payables were settled during the current reporting period and there were no outstanding bills payables as of September 30, 2008.

7.

Inventories

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Raw materials	$1,480,671	$781,582
Work in progress	163,371	216,170
Finished goods	261,828	151,519

	1,905,870	$1,149,271

8.

Other receivables, deposits and prepayments

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Receivable from disposal of building and land use right	$3,869,635	$ -
Prepayments for purchases	132,196	-
Other receivables, deposits and prepayments	363,768	166,430

	$4,365,599	$166,430

Xinyinhai Technology, Ltd.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2008 and 2007 (Unaudited)

(Stated in US Dollars)

9.

Prepaid expenses

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Prepaid consultancy fees	$269,500	$2,256,500
Accumulated amortization	(143,640)	(854,138)

	125,860	1,402,362
Termination of consulting agreements	-	(989,625)

	$125,860	$412,737

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

(b)

The Company and certain consultants agreed to cancel the consulting agreements whereby the consultants would return an aggregate of 2,000,000 shares of the Company’s common stock previously granted to them to the Company.  These shares of common stock had been returned to the Company for cancellation in April 2008.  Since the services related to certain of these common stocks were performed and recognized as expenses in previous periods, the Company recognized an income of $376,250 upon return of these shares of common stock from the consultants.

10.

Property, plant and equipment, net

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Buildings	$2,395,134	$4,183,196
Plant and machinery	2,254,431	1,900,902
Motor vehicles	439,206	450,479
Furniture, fixtures and equipment	58,304	59,546

	5,147,075	6,594,123
Accumulated depreciation	(1,530,725)	(1,244,328)

Property, plant and equipment, net	$3,616,350	$5,349,795

The office building acquired in 2007 that was planned to be used as a tourist destination was disposed of at a consideration of RMB26,450,000 (equivalent to $3,869,635) to an independent third party during the current quarterly period.

Xinyinhai Technology, Ltd.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2008 and 2007 (Unaudited)

(Stated in US Dollars)

11.

Other payables and accrued liabilities

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Unaudited)

Payable for acquisition of building and land use right	$870,485	$783,615
Other payables	49,270	42,357
Accrued liabilities, statutory staff welfare and salaries	45,527	94,476

	$965,282	$920,448

12.

Common stock

The Company entered into a consultancy agreement with a consultant whereby the Company agreed to issue to the consultant 300,000 shares of common stock and five-year warrants to purchase 200,000 shares of the Company’s common stock in exchange for services on introducing potential source of capital by the consultant.

The common stock and warrants were issued to the consultant on July 22, 2008.

The value of common stocks issued to the consultant was measured with reference to the trading prices of the Company’s common stocks as quoted on the OTCBB on the date of grant.  The weighted-average grant-date fair value per share is $0.4.

The Company used the Black-Scholes option pricing method (Assumptions : volatility 149.52%, risk free rate 2.5%, five years expected life and zero dividend yield) to calculate the value of the warrant issued to the consultant.  Using these assumptions a value of approximately $70,000 was assigned to the warrant.

13.

Defined contribution plan

The Company has a defined contribution plan for all its qualified employees in the PRC.  The Company and its employees are each required to make contributions to the plan at the rates specified in the plan.  The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in future years.  The defined contribution plan contributions were charged to the statement of income and comprehensive income.  The Company contributed $46,073 and $24,579 for the nine months ended September 30, 2008 and 2007 respectively.

Xinyinhai Technology, Ltd.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2008 and 2007 (Unaudited)

(Stated in US Dollars)

14.

Segment information

The Company currently operates in two reportable segments: Sales of printed products and Re-sale of purchased equipment.  The accounting policies of the segments are the same as described in the summary of significant accounting policies.  The Company evaluates segment performance based on income from operations.  As a result, the components of operating income for one segment may not be comparable to another segment.  The following is a summary of the Company’s segment information:

	Printing Products		Equipment Trading		Total
	Nine months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2008	2007	2008	2007	2008	2007

Revenues	$7,350,434	$6,279,020	$3,315,582	$1,728,224	$10,666,016	$8,007,244
Segment profit	$2,960,862	$2,680,258	$340,894	$188,709	$3,301,756	$2,868,967

	Printing Products		Equipment Trading		Total
	Three months ended September 30, (Unaudited)		Three months ended September 30, (Unaudited)		Three months ended September 30, (Unaudited)
	2008	2007	2008	2007	2008	2007

Revenues	$2,285,531	$2,349,412	$857,892	$638,753	$3,143,423	$2,988,165
Segment profit	$786,487	$1,086,503	$2,263	$93,931	$788,750	$1,180,434

	Printing Products		Equipment Trading		Total
	September	December	September	December	September	December
	30, 2008	31, 2007	30, 2008	31, 2007	30, 2008	31, 2007
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Segment assets	$10,402,246	$7,761,404	$1,039,384	$301,484	$11,441,630	$8,062,888

A reconciliation is provided for unallocated amounts relating to corporate operations which are not included in the segment information :-

	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2008	2007	2008	2007

Total consolidated revenue	$3,143,423	$2,988,165	$10,666,016	$8,007,244

Total income for reportable segments	$788,750	$1,180,434	$3,301,756	$2,868,967
Unallocated amounts relating to operations:
Other income	-	-	376,250	-
Amortization of prepaid expenses and
professional fee	(22,471)	(80,311)	(287,166)	(638,712)

Income before income taxes and minority interest	$766,279	$1,100,123	$3,390,840	$2,230,255

Xinyinhai Technology, Ltd.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2008 and 2007 (Unaudited)

(Stated in US Dollars)

14.

Segment information (Cont’d)

	September	December
	30, 2008	31, 2007
	(Unaudited)	(Audited)
Assets

Total assets for reportable segments	$11,441,630	$8,062,888
Unallocated amounts relating to operations:
Prepaid expenses	125,860	412,737
Building and land use right	-	3,483,465
Other receivables	3,905,696	32,462
Cash and cash equivalents	3,247	3,292

Total	$15,476,433	$11,994,844

All of the Company’s long-lived assets and customers are located in the PRC.  Accordingly, no geographic information is presented.

ITEM 2.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Our revenue in the first nine months of 2008 increased by 33.2% over the revenue realized in the first nine months of 2007.  The increase was attributable to both our printing business (17.1% increase) and our equipment distribution business (91.8% increase).  The increase in printing revenue resulted from our development of new customers and from our investment in added capacity during 2007, which enabled us to market our services more aggressively.

           Our revenue for the recent quarter increased 5.2% from $2,988,165 in the three months ended September 30, 2007 to $3,143,424 during the quarter ended September 30, 2008. Our revenue from printing business for the quarter ended September 30, 2008 slightly decreased 2.7% to $2,285,531, compared to the corresponding revenue of $2,349,412 for the three months ended September 30, 2007. However, our revenue from the equipment distribution business for the recent quarter realized an increase of 34.3% from $638,753 for the three months ended September 30, 2007 to $857,892 for the same period ended September 30, 2008. The increase in distribution revenue was primarily the result of our establishing additional selling agents throughout China, which has opened a much larger market for the plasma arc cutting machines that we sell.  For the recent quarter, equipment distribution contributed 27.3% of our revenue.  For the nine months ended September 30, 2008, plasma arc cutting equipment distribution contributed 31.1% of our revenue.

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

The 39% and 36% gross margin realized by our subsidiary, Harbin Golden Sea on sales in the first nine months of 2008 and for the three months ended September 30, 2008, respectively, was lower than the 43% gross margin realized in the first nine months of 2007 (45% for the three months ended September 30, 2007).  The reason for the fall-off was the sharp increase in revenue from equipment sales in 2008, since our gross margin on equipment sales is far lower than our gross margin on printing.  Our expectation for the future is that our gross margin from printing services will average approximately 40%, albeit within a range of 33% to 50%, depending on the components of the business.  If we obtain the funding necessary to expand our printing capacity, we expect the printing portion of its business to grow faster than the equipment sales business.  If that occurs, overall gross margin should increase towards the higher margins that printing has historically produced.

Operating expenses as a percentage of revenue decreased from 15.7% in the first nine months of 2007 (7.9% in the third quarter of 2007) to 10.8% in the first nine months of 2008

(12.1% in the third quarter of 2008).  The primary reason for the decrease in the nine month period was the issuance of shares to consultants in the 4th quarter of 2006.  We utilized our equity in this manner in order to acquire the services of certain leaders in the printing industry.  However the issuance added a prepaid asset of $2,219,000 to our balance sheet, which we were required to amortize as expense over the duration of the consulting agreements.  This was the primary reason that we incurred depreciation and amortization charges of $816,559 in the first nine months of 2007.  Our depreciation and amortization charge for the first nine months of 2008, however, was only $284,557, as several of the consulting contracts expired in 2007 and, as to the remainder of the contracts, the Company and the consultants reached agreement at the end of 2007 to cancel future services.   That cancellation, and the corresponding cancellation of a portion of the shares issued in 2006, allowed us to report “other income” of $386,528 during the nine months ended September 30, 2008.

Our efforts to improve the efficiency of our marketing operations continued to yield benefits.  During the first nine months of 2008, despite the 33.2% increase in revenue, our selling expenses ($254,012 – 2.4% of revenue) decreased by 19.2% from the selling expenses recorded in the first nine months of 2007 ($314,360 – 3.9% of revenue).  Similarly, during the third quarter of 2008, despite the 5.2% increase in revenue, our selling expenses ($79,497 – 2.5% of revenue) decreased by 9.2% from the selling expenses recorded in the third quarter of 2007 ($87,547 – 2.9% of revenue). The disparity between our fixed costs and our revenue reflected our ability to increase our production without a proportionate increase in our administrative overhead.  Similarly we expect that if we obtain the funds needed to increase our printing production capacity, the resulting increase in our revenue will not require a corresponding increase in administrative expense, with the exception that new investment in equipment will cause an increase in depreciation expense.

In 2006 our operating subsidiary qualified for a two year exemption from Chinese income taxes.  Commencing in 2008, we will be eligible for three years of taxation at 50% of the statutory rate.  As a result of this government allowance, we incurred no income tax in the first nine months of 2007, but were taxed at a 9% rate in the first nine months of 2008, causing an expense of $303,712.  The tax burden for the quarter ended September 30, 2008 was $361.

The operations of our subsidiary, Harbin Golden Sea, produced $3,070,870 in income during the first nine months of 2008, and $947,420 during the quarter ended September 30, 2008.  However, because we own only 90% of Harbin Golden Sea, we deducted a “minority interest” of $307,087 for the nine month period and $94,742 for the quarter before recognizing net income on our Statement of Income and Comprehensive Income.  After that deduction and taking into account the income and expenses incurred by the parent corporation, our net income for the first nine months of 2008 was $2,780,041, representing $.14 per share, a 43% increase over the net income we achieved in the first nine months of 2007.  Net income for the quarter ended September 30, 2008 was $671,176 ($.03 per share), a decline of 31% from our net income in the third quarter of 2007.  The principal reason for the decline was the low profit margin on equipment sales, which represented a larger percentage of our revenue in the third quarter of 2008 than we usually experience.

Our business operates primarily in Chinese RMB, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  In the first nine months of 2008, the effect of converting our financial results to Dollars was to add $976,820 to our comprehensive income. In the three months ended September 30, 2008, $35,798 was added to our comprehensive income.

Liquidity and Capital Resources

Since our subsidiary, Harbin Golden Sea, was organized in 1998, the growth of its operations has been funded by contributions to capital by our Chairman, Mrs. Tian.  With the $2.4 million that she invested, Harbin Golden Sea built its facilities and funded its operations, resulting in profitable operations for the past several years.  As a result, at September 30, 2008 we had working capital totaling $8,117,244 (an increase of $5,872,721 since the end of 2007) and no debt.

Despite net income of $2,780,041 during the first nine months of 2008, our operations consumed $168,019 in cash. The disparity between our net income and cash flow from operations was primarily attributable to:

▪

the $2,282,748 increase in our trade receivables, which resulting from the increase in sales during the nine months ended September 30, 2008; and

▪

the $616,591 increase in our inventories and $304,855 increase in our other receivables, deposits and prepayments, all of which reflects our preparation for increased sales.

Our cash position fell by $1,004,407 during the nine months ended September 30, 2008, due primarily to the cash used in operations and the $958,197 that we applied to the development of our new manufacturing facility.  In addition, during the first six months of 2008 we applied cash to the acquisition of a 12 story office building in Harbin that we purchased for $3,483,465, of which we paid $2,699,850 during 2007.  In August 2008, however, we cancelled that project, and sold the building to an unrelated third party for an amount equal to our original purchase price.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Tian Ling, our Chief Executive Officer, and Du Song, our Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, Mrs. Tian and Ms. Du concluded that the Company’s system of disclosure controls and procedures was effective as of September 30, 2008 for the purposes described in this paragraph.

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

Date: November 13, 2008

By: /s/ Tian Ling

      Tian Ling, Chief Executive Officer

By: /s/ Du Song

Du Song, Chief Financial Officer, Chief Accounting Officer