Form 10-K
period 2008-12-31
XINYINHAI TECHNOLOGY, LTD.
filed 2009-03-31
CIK 1307624

UNITED STATES

  SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

     (Mark one)

|X|

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

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

Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.    Yes __ No √_

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes __ No √_

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes √_   No __

Indicate by check mark disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer    Accelerated filer _ Non-accelerated filer    Small reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No √_

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 27, 2009 was $3,204,647.

The number of shares outstanding of the issuer’s common stock, as of March 27, 2009 was 19,484,029.

                       DOCUMENTS INCORPORATED BY REFERENCE:  None

PART I

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains certain forward-looking statements regarding Xinyinhai Technology, Ltd. (“Xinyinhai Technology”), its business and its financial prospects.  These statements represent Management’s present intentions and its present belief regarding the Company’s future.  Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report.  A number of those risks are set forth in the section of this report titled “Risk Factors.”

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

➢

Harbin Golden Sea’s marketing acumen has brought it into exclusive relationships with many of China’s largest financial institutions and government agencies, including Bank of China, Agricultural Bank of China, and the Postal Savings Bank of China.

Harbin Golden Sea also earns approximately 32% of its revenue from its position as a distributor of plasma arc cutting machinery and consumable parts manufactured by Hypertherm, Inc. of New Hampshire, U.S.A.  Hypertherm’s plasma arc cutting systems are designed to provide metal workers with clean cuts for metal work that permits little tolerance for error, and are well-known worldwide.

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

Harbin Golden Sea has, since its founding, focused its business plan on the high-end segment of the printing market.  To attract market share, Harbin Golden Sea stresses the quality of its production and uses only the most advanced printing technology available in the world. Harbin Golden Sea’s automated production lines are imported from Germany’s Kuechler Company, which produces the world’s most sophisticated printers.  Auxiliary equipment is mainly produced in China by foreign-invested joint ventures and domestic equipment manufacturers. As the market for Harbin Golden Sea’s services has expanded in the past ten years, Harbin Golden Sea has kept pace by maintaining an ongoing program of upgrading Harbin Golden Sea’s equipment and production capabilities every year. This trend will continue for the foreseeable future. Advanced equipment and world-class technology is the key to Harbin Golden Sea’s plan for continual development and success.

In recent years, the growth of Harbin Golden Sea’s business put a strain on its production capacity.  To alleviate that strain, at the end of 2008 Harbin Golden Sea relocated its production equipment from a 6,000 m2 facility to a nearby facility with 20,696.5 m2 of floor space.  In addition, during 2008 Harbin Golden Sea invested approximately $800,000 in improvements to its new facility, including installation of a gold stamping machine, slitting machine, four color rotary press and a die cutting machine.  The additional production space will substantially increase Harbin Golden Sea’s production capacity, and should alleviate its capacity issues for the immediate future.

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

Harbin Golden Sea’s expense for research and development was $33,383 during 2007.  In 2008, however, Harbin Golden Sea suspended its research and development activities pending relocation to its new facility, and so it had no expense for research and development.

Marketing of Printing Services

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

Harbin Golden Sea’s position as a member of the Chinese Anti-Falsification Technology Association and as a member of the Chinese Printing Committee has given Harbin Golden Sea exposure to the leaders of China’s financial community.  The reputation for state-of-the-art specialty printing that Harbin Golden Sea has developed, combined with the skills of Harbin Golden Sea’s marketing personnel, have enabled Harbin Golden Sea to develop strong customer relationships with many leaders in that financial community.  Among Harbin Golden Sea’s current customers are:

➢

Bank of China.  The leader in China’s banking industry, and the only Chinese bank with a presence on five continents, Bank of China offers financial services through 560 offices worldwide. Harbin Golden Sea has an exclusive contract to provide printing services for the offices of the Bank of China in six of China’s provinces.

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

➢

Postal Savings Bank of China. Ranked as the fifth largest state-owned bank in China, Postal Savings Bank of China offers financial services throughout China. Harbin Golden Sea has an exclusive contract to provide deposit books for the offices of Postal Savings Bank of China in six of China’s provinces.

➢

China Life.  The largest life insurance company in China, China Life was listed on the New York Stock Exchange in 2003.

➢

Sunlight Property Insurance.  Established by a group of state-owned conglomerates in 2004, Sunlight Insurance now holds assets in excess of $100 billion. Harbin Golden Sea provides a portion of Sunlight’s specialty printing requirements on an exclusive basis.

During 2008 there was only one customer that was the source of more than ten percent of Harbin Golden Sea’s revenues.  During 2007 there were three customers that were each the source of more than ten percent of Harbin Golden Sea’s revenues:  Heilongjiang Province Postal Savings Bank (14%), Shanxi Province Rural Credit Union (13%), and Jilin Province Rural Credit Union (13%).

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

Harbin Golden Sea purchases the systems from Hypertherm Singapore Inc. and resells them at prices determined by Harbin Golden Sea. Harbin Golden Sea also resells the consumables that customers must employ with the systems.  In 2007 Harbin Golden Sea realized a gross profit margin of 11% on the resale of the Hypertherm equipment.  In 2008 its gross margin on the distribution business increased to 18%.

Insurance

Harbin Golden Sea currently maintains insurance protecting it against liability to its employees for work-related injuries and reimbursing Harbin Golden Sea for the cost of worker’s retirement plans, lay-offs and pregnancy leaves. Harbin Golden Sea has also purchased employee health insurance.

Employees

Harbin Golden Sea has 249 employees, all of whom are full-time employees.  32 employees are involved in administration; 35 in marketing and business development, 5 are research analysts, and the remainder are technical and factory workers.  None of Harbin Golden Sea’s employees belong to a labor union.

ITEM 1A.

RISK FACTORS

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.

DESCRIPTION OF PROPERTY

Harbin Golden Sea’s executive offices and production facility are located in facilities owned by Harbin Golden Sea at No. 4 Yantai Street, Haping Road Centralized Park in the Harbin Development Zone.  The land area is 20,696.5 m2.  The building area is 10,284.33 m2.

Harbin Golden Sea also owns a 6,000 m2 office and manufacturing facility located at No. 16 Dalian Road, Haping Road Centralized Park in the Harbin Development Zone in Harbin China, which was its primary manufacturing facility until December 2008.  Harbin Golden Sea is currently using the facility as a warehouse, while management considers its ultimate disposition.

ITEM 3.

LEGAL PROCEEDINGS

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our shareholders during the fourth quarter of 2008.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

(a)  Market Information.

Our common stock is listed for quotation on the OTC Bulletin Board under the trading symbol “XNYH.”  The following table sets forth the bid prices quoted for our common stock during each quarter of the past two fiscal years, as reported by the OTC Bulletin Board.  Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Bid
Period:	High	Low

Jan. 1, 2007 – Mar. 31, 2007	$ 3.05	$ .50
Apr. 1, 2007 – June 30, 2007	$ 1.01	$ .51
July 1, 2007 – Sep. 30, 2007	$ .92	$ .51
Oct. 1, 2007 – Dec. 31, 2007	$ 1.88	$ .80

Jan. 1, 2008 – Mar. 31, 2008	$ 1.09	$ .35
Apr. 1, 2008 – June 30, 2008	$ .65	$ .38
July 1, 2008 – Sep. 30, 2008	$ .55	$ .35
Oct. 1, 2008 – Dec. 31, 2008	$ .40	$ .17

(b)  Holders.

Our shareholders list contains the names of 119 registered stockholders of record of the Company’s Common Stock.  Based upon information from nominee holders, the Company believes the number of owners of its Common Stock exceeds 300.

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

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2008.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders.......	0		0
Equity compensation plans not approved by security holders......	200,000	$.80	0
Total..............	200,000	$.80	0

(e)  Recent Sales of Unregistered Securities.

None.

 (f)  Repurchase of Equity Securities.  The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2008.

ITEM 6.

         SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

Our revenue in 2008 increased by 12.4% over the revenue realized in 2007.  The increase was entirely attributable to our equipment distribution business, whose revenues improved by 58.9% over equipment distribution revenues in 2007.  The increase in distribution revenue was primarily the result of our establishing additional selling agents throughout China, which has opened a much larger market for the plasma arc cutting machines that we sell. In addition, since we purchase the cutting equipment with US Dollars and sell it for Chinese Renminbi, the stabilization of the Dollar versus the RMB has enabled us to price our products more aggressively.  The result was that equipment distribution contributed 32% of our revenue for the year, which was a substantially greater portion than in prior years.

Revenue from our printing business fell by 3.8% in 2008 compared to 2007.  The decline occurred because we started the year lacking production space and ended the year moving our entire production operation to a larger facility, all of which interfered with our printing business.  Today, however, our new facility is fully operational, and we expect the traditional growth of our printing business to be renewed.    At March 17, 2009 we had $1,147,761 in backlog of firm orders, all of which is for delivery during 2009.

Over the longer term, the continued revenue growth in our printing services business will require further capital investment.  As China’s banking industry rapidly modernizes, our customers demand additional product offerings similar to those available to the banking industry in Europe and the U.S.  Our ability to meet that demand will determine the long term growth of our business.  Immediately, the development of these new products will require substantial capital investment.  For that purpose, we are currently exploring financing possibilities, but have not yet received a commitment for the funds.

The 37% gross margin realized by our subsidiary, Harbin Golden Sea, on sales in 2008 was lower than the 41% gross margin realized in 2007.  The reason for the fall-off was the sharp increase in revenue from equipment sales in 2008, since our gross margin on equipment sales is far lower than our gross margin on printing.  Our expectation for the future is that our gross margin from printing services will average approximately 45%, albeit within a range of 35% to 50%, depending on the components of the business.  If we obtain the funding necessary to expand our printing capacity, we expect the printing portion of its business to grow faster than the equipment sales business.  If that occurs, overall gross margin should increase towards the higher margins that printing has historically produced.

Operating expenses as a percentage of revenue decreased from 16.1% in 2007 to 12.1% in 2008.  The primary reason for the decrease was the issuance of shares to consultants in the 4th quarter of 2006.  We utilized our equity in this manner in order to acquire the services of certain leaders in the printing industry.  However the issuance added a prepaid asset of $2,219,000 to our balance sheet, which we were required to amortize as expense over the duration of the consulting agreements.  This was the primary reason that we incurred an amortization of prepaid expenses charge of $711,369 in the 2007.  Our amortization of prepaid expenses charge for 2008, however, was only $121,294, as several of the consulting contracts expired in 2007 and, as to the remainder of the contracts, the Company and the consultants reached agreement at the end of 2007 to cancel future services.   That cancellation, and the corresponding cancellation of a portion of the shares issued in 2006, allowed us to recognize “other income” of $376,250, which contributed to an aggregate “other income” of $376,258 during 2008.

Our efforts to improve the efficiency of our marketing operations continued to yield benefits.  During 2008, despite the 12% increase in revenue, our selling expenses ($453,711 – 3.3% of revenue) decreased by 5.6% from the selling expenses recorded in 2007 ($480,853 – 3.9% of revenue).  The disparity between our fixed costs and our revenue reflected our ability to increase our production without a proportionate increase in our administrative overhead.  Similarly we expect that if we obtain the funds needed to increase our printing production services, the resulting increase in our revenue will not require a corresponding increase in administrative expense, with the exception that new investment in equipment will cause an increase in depreciation expense.

In 2006, our operating subsidiary, Harbin Golden Sea, qualified for a two year exemption from Chinese income taxes.  Commencing in 2008, we are eligible for three years of taxation at 50% of the statutory income tax rate.  Accordingly, Harbin Golden Sea was subject to a preferential tax rate of 9% in 2008, and will be subject to a preferential tax rate of 10% for 2009 and 11% for 2011.  As a result of this government allowance, we incurred no income tax in 2007, but were taxed at a 9% rate in 2008, causing an expense of $353,450.

The operations of our subsidiary, Harbin Golden Sea, produced $3,358,850 in income during 2008.  However, because we own only 90% of Harbin Golden Sea, we deducted a “minority interest” of $335,885 before recognizing net income on our Statement of Income and Comprehensive Income.  After that deduction and taking into account the income and expenses incurred by the parent corporation, our net income for 2008 was $3,037,947, representing $.15 per share, a 15% increase over the net income we achieved in 2007.

Our business operates primarily in Chinese RMB, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  In 2008, the effect of converting our financial results to Dollars was to add $987,596 to our comprehensive income.

Liquidity and Capital Resources

Since our subsidiary, Harbin Golden Sea, was organized in 1998, the growth of its operations has been funded by contributions to capital by our Chairman, Mrs. Tian.  With the $2.4 million that she invested, Harbin Golden Sea built its facilities and funded its operations, resulting in profitable operations for the past several years.  As a result, at December 31, 2008 we had working capital totaling $7,297,883 (an increase of $5,053,359 since the end of 2007) and no long-term liabilities.

Despite net income of $3,037,947 during our operations consumed $508,500 in cash. The disparity between our net income and cash flow from operations was primarily attributable to:

▪

the $1,396,031 increase in our trade receivables, which resulting from the increase in sales during 2008;

▪

the $1,428,822 increase in our other receivables, deposits and prepayments, which primarily reflects the proceeds from the sale of a building that we have not yet received; and

▪

the $658,723 increase in inventories, which reflects our preparation for increased sales in the future.

Our cash position fell by $813,817 during 2008, due primarily to the cash used in operations and the funds that we applied to the development of our new manufacturing facility.  In addition, during the first six months of 2008 we applied cash to the acquisition of a 12 story office building in Harbin that we purchased for $3,483,465, of which we paid $2,699,850 during 2007.  In August 2008, however, we cancelled that project, and sold the building to an unrelated third party for an amount equal to our original purchase price.

Harbin Golden Sea’s business plan calls for significant investment in the growth of Harbin Golden Sea during 2009.  We plan to purchase new equipment for our new production facility.  We also plan to invest in the development of additional product lines, although the amount that we apply to that purpose will depend on our success in obtaining investment capital.  To date, however, we have not received any commitment of funds.

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

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for 2008, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  These estimates were:

•

Our decision, explained in Note 3 to the Consolidated Financial Statements, to record a $6,024 provision for doubtful accounts, against total trade receivables of $2,907,933.  This decision was based on our knowledge of the customers and their history of full payment.

•

Our decision, described in Note 8 to the Consolidated Financial Statements, to record no provision for obsolete inventories.  This decision was based on fact that we have orders in house for all of our finished inventory and work in progress, while the raw materials are currently usable.

We have made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2008.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

XINYINHAI TECHNOLOGY, LTD.

FINANCIAL STATEMENTS

For the year ended December 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Xinyinhai Technology, Ltd.

We have audited the accompanying consolidated balance sheet of Xinyinhai Technology, Ltd. (the “Company”) and its subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ PKF

PKF

Certified Public Accountants

Hong Kong, China

March 30, 2009

XINYINHAI TECHNOLOGY, LTD.

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	As of December 31,
	2008	2007
ASSETS

Current assets
Cash and cash equivalents	$495,060	$1,308,877
Restricted cash (Note 7)	-	363,492
Trade receivables (Net of allowance for doubtful accounts of
$6,024 for 2008 and $6,682 for 2007)	2,901,909	1,329,732
Inventories (Note 8)	1,950,544	1,149,271
Other receivable, deposits and prepayments (Note 9)	3,680,640	166,430
Prepaid expenses (Note 10)	87,693	412,737

Total current assets	9,115,846	4,730,539

Property, plant and equipment, net (Note 11(a))	5,103,480	5,349,795
Land-use-right (Note 11(b))	1,069,546	70,710
Deposits for acquisition of property, plant and equipment	-	1,843,800

TOTAL ASSETS	$15,288,872	$11,994,844

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade payable	$899,141	$777,806
Bills payable (Note 7)	-	363,492
Customer deposits	117,221	286,935
Other payables and accrued liabilities (Note 12)	652,170	920,448
Value added tax payable	111,718	137,334
Income tax payable	37,713	-

TOTAL LIABILITIES	1,817,963	2,486,015

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS (NOTE 3)	1,366,177	919,640

STOCKHOLDERS’ EQUITY
Common stock (Note 13(a))	19,484	24,417
Additional paid-in capital	3,294,543	3,799,610
Retained earnings	6,184,913	3,504,343
Statutory reserves (Note 14)	1,276,013	918,636
Accumulated other comprehensive income	1,329,779	342,183

TOTAL STOCKHOLDERS’ EQUITY	12,104,732	8,589,189

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,288,872	$11,994,844

See the accompanying notes to consolidated financial statements

XINYINHAI TECHNOLOGY, LTD.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Stated in US Dollars)

	Year ended December 31,
	2008	2007

Revenues (Note 3)	$13,686,332	$12,180,448
Cost of sales	(8,667,735)	(7,187,756)

Gross profit	5,018,597	4,992,692

Operating expenses
Selling and distribution expenses	453,711	480,853
General and administrative expenses	1,206,821	1,478,303

Total expenses	1,660,532	1,959,156

Income from operation	3,358,065	3,033,536

Interest income	10	19,288
Other income	376,258	585
Finance costs (Note 4)	(7,051)	(1,660)

Income before income taxes and minority interests	3,727,282	3,051,749
Income taxes (Note 5)	(353,450)	-
Minority interests	(335,885)	(402,402)

Net income	$3,037,947	$2,649,347

Comprehensive income
Foreign currency translation adjustments	987,596	119,583

Comprehensive income	$4,025,543	$2,768,930

Earnings per share - basic and diluted (Note 6)	$0.150	$0.109

Weighted average number of common stock outstanding	20,213,644	24,335,002

See the accompanying notes to consolidated financial statements

XINYINHAI TECHNOLOGY, LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Stated in US Dollars)

						Accumulated
			Additional			other
	Common stock		paid-in	Retained	Statutory	comprehensive
	No. of shares	Amount	capital	earnings	reserves	income	Total

Balance, December 31, 2006	24,317,899	$24,317	$4,540,335	$1,264,221	$509,411	$222,600	$6,560,884
Issuance of common stock for services	100,000	100	107,900	-	-	-	108,000
Warrant issued to a consultant	-	-	141,000	-	-	-	141,000
Cancellation of consulting agreements	-	-	(989,625)	-	-	-	(989,625)
Net income	-	-	-	2,649,347	-	-	2,649,347
Foreign currency translation adjustments	-	-	-	-	-	119,583	119,583
Appropriation to reserves	-	-	-	(409,225)	409,225	-	-

Balance, December 31, 2007	24,417,899	$24,417	$3,799,610	$3,504,343	$918,636	$342,183	$8,589,189

Issuance of common stock for services	300,000	300	119,700	-	-	-	120,000
Warrant issued to a consultant	-	-	70,000	-	-	-	70,000
Cancellation of common stocks for services
(Note 10(a))	(3,233,870)	(3,233)	3,233	-	-	-	-
Cancellation of consulting agreements
(Note 10(b))	(2,000,000)	(2,000)	(698,000)	-	-	-	(700,000)
Net income	-	-	-	3,037,947	-	-	3,037,947
Foreign currency translation adjustments	-	-	-	-	-	987,596	987,596
Appropriation to reserves	-	-	-	(357,377)	357,377	-	-

Balance, December 31, 2008	19,484,029	$19,484	$3,294,543	$6,184,913	$1,276,013	$1,329,779	$12,104,732

See the accompanying notes to consolidated financial statements

XINYINHAI TECHNOLOGY, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2008

(Stated in US Dollars)

	Year ended December 31,
	2008	2007

Cash flows from operating activities
Net income	$3,037,947	$2,649,347
Adjustments to reconcile net income to net cash (used) provided by operating activities:-
Other income	(376,250)	-
Depreciation on property, plant and equipment	291,231	256,122
Amortization of prepaid expenses	121,294	711,369
Value of common stock and warrant issued to a consultant	70,000	197,500
Minority interests	335,885	402,402
Loss on disposal of property, plant and equipment	7,627	26,820
Amortization of land-use-right	2,055	-
Allowance of doubtful accounts and bad debts written off	12,424	8,524
Changes in operating assets and liabilities:-
Restricted cash	402,179	(363,409)
Trade receivables	(1,396,031)	(282,461)
Inventories	(658,723)	(251,365)
Other receivable, deposits and prepayments	(1,428,822)	350,718
Trade payable	32,179	393,859
Bills payable	(397,854)	363,409
Customer deposits	(198,877)	78,434
Other payables and accrued liabilities	(361,281)	31,007
Income taxes payable	37,057	-
Value added tax payable	(40,540)	30,534

Net cash flows (used) provided by operating activities	(508,500)	4,602,810

Cash flows from investing activities
Payments to acquire property, plant and equipment and land-use right	(4,247,572)	(4,891,729)
Proceeds from disposal of property, plant and equipment	3,813,661	8,032

Net cash flows used in investing activities	(433,911)	(4,883,697)

Effect of foreign currency translation on cash and cash equivalents	128,594	36,625

Net decrease in cash and cash equivalents	(813,817)	(244,262)

Cash and cash equivalents, beginning of year	1,308,877	1,553,139

Cash and cash equivalents, end of year	$495,060	$1,308,877

See the accompanying notes to consolidated financial statements

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

The Company also earned approximately 32% of its revenue for the current reporting period from its position as a distributor of plasma arc cutting machinery and consumable parts.  The plasma arc cutting systems are designed to provide metal workers with clean cuts for metal work that permits little tolerance for error, and are well-known worldwide.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade receivable.  As of December 31, 2008, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.  With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral.  The Company maintains an allowance for doubtful accounts of trade receivables.

During the year ended December 31, 2008, there was one customer which contributed 10% or more to the consolidated revenues.

During the year ended December 31, 2007 there were three customers which contributed 10% or more to the Company’s consolidated revenues: Heilongjiang Province Postal Savings Bank, Shanxi Province Rural Credit Union and Jilin Province Rural Credit Union, which contributed respectively 14%, 13% and 13%.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less.  As of December 31, 2008 the cash and cash equivalents were denominated in Renminbi (“RMB”) and are not freely convertible into foreign currencies.

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.

Summary of significant accounting policies (Cont’d)

Trade receivables

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and recorded based on management’s assessment of the credit history with the customers and current relationships with them.  Additional specific provision will be made against trade receivables to the extent that they are considered to be doubtful.

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

During the reporting years, the management establishes the general provisioning policy for inventories based on past experience of the inventories’ movement.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation.  Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation is provided to write off the cost of the assets to the estimated residual value on a straight-line basis over their estimated useful lives:-

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.

Summary of significant accounting policies (Cont’d)

Land-use-right

Land-use-right is stated at cost less accumulated amortization.  Amortization is provided using the straight-line method over the remaining terms of the lease of 39 years.

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

Revenue recognition

The Company derives revenues from the sales of printed products and trading of equipment.  The Company recognizes its revenues net of related business taxes and value added taxes and when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

(a)

The Company recognizes revenue from the sale of printed forms upon delivery to the customers and the transfer of title and risk of loss.  Because the majority of products are customized to meet customer specifications, product returns are not significant.

(b)

Trading of equipment, plasma arc cutting machines, does not require significant modification or customization.  Revenue from sale of the equipment and associated spare parts is recognized at the time of delivery of products to customers and when the title and ownership are passed to the customers.

Advertising, transportation and research and development expenses

Advertising, transportation, research and development, and other product-related costs are charged to expense as incurred.

Advertising expenses amounting to $9,041 and $11,877 for the years ended December 31, 2008 and 2007 respectively are included in selling and distribution costs.

Transportation expenses amounting to $161,694 and $190,947 for the years ended December 31, 2008 and 2007 respectively are included in selling and distribution costs.

Research and development expenses amounting to $Nil and $33,383 for the years ended December 31, 2008 and 2007 respectively are included in general and administrative expenses.

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

For financial reporting purposes, the financial statements of Harbin Golden Sea, which are prepared using the functional currency, have been translated into US$.  Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates.  Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.  The exchange rates in effect at December 31, 2008 and 2007 were RMB1 for US$0.1442 and US$0.1317 respectively.  There is no significant fluctuation in exchange rate for the conversion of RMB to US$ after the balance sheet date.

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

Recently issued accounting pronouncements

In June 2008, the FASB issued a FASB Staff Position (“FSP”) on Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  The two-class method is an earning allocation method for computing earnings per share when an entity’s capital structure includes multiple classes of common stock and participating securities. FSP EITF 03-6-1 is effective as of the beginning of the Company’s fiscal year 2010 and requires that previously reported earnings per share data be recast in financial statements issued in periods after the effective date. The management is in the process of evaluating the impact that FSP EITF 03-6-1 will have on the Company’s financial statements upon adoption.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies, within the accounting literature established by the FASB, the sources and hierarchy of the accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The management is in the process of evaluating the impact that SFAS 162 will have on the Company’s financial statements upon adoption.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133" (“SFAS 161”).  SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The management is in the process of evaluating the impact that SFAS 161 will have on the Company’s financial statements upon adoption.

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.

Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (Cont'd)

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”.  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact that SFAS 160 will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact that SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis, with few exceptions.  SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities.  The requirements of SFAS 159 are effective for our fiscal year beginning January 1, 2008.  The adoption of this statement has no material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year.  The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively.  The adoption of SFAS 157 has no material impact on the Company’s financial statements.

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Finance costs

	Year ended December 31,
	2008	2007

Bank charges	$7,051	$1,660

5.

Income taxes

The Company is subject to the United States of America tax law at a tax rate of 34%.  It had no taxable income for income tax purposes in the year ended December 31, 2008.  The Company has not provided deferred taxes on undistributed earnings of its non-U.S. subsidiaries as of December 31, 2008, as it is the Company’s current policy to reinvest these earnings in non-U.S. operations.

Harbin Golden Sea is subject to PRC enterprise income tax that is computed according to the relevant laws and regulations in the PRC.  It is registered as a new and high technology enterprise in the Harbin region of the PRC and is entitled to a 50% preferential reduction of the income tax rate.  On May 1, 2006, Harbin Golden Sea became a wholly-owned foreign enterprise under a reorganization plan and the Taxation Bureau of Harbin City approved its income tax exemption.  The new arrangement of exemption began in the first two years after Harbin Golden Sea became profitable, being 2006 and 2007, and a 50% income tax reduction for the following three years, being 2008 through 2010.

On March 16, 2007, the PRC’s legislative body, the National People’s Congress, adopted the unified enterprise income tax ("EIT") Law.  This new tax law replaces the existing separate income tax laws for domestic enterprises and foreign-invested enterprises and became effective on January 1, 2008.  Under the new tax law, a unified income tax rate is set at 25% for both domestic enterprises and foreign-invested enterprises.  However, there will be a transition period for enterprises, whether foreign-invested or domestic, that are currently receiving preferential tax treatments granted by relevant tax authorities.  Enterprises that are subject to an enterprise income tax rate lower than 25% may continue to enjoy the lower rate and will transit into the new tax rate over a five year period beginning on the effective date of the EIT Law.  Enterprises that are currently entitled to exemptions for a fixed term will continue to enjoy such treatment until the exemption term expires.  Preferential tax treatment will continue to be granted to industries and projects that qualify for such preferential treatments under the new tax law.  Accordingly, as approved by the Taxation Bureau of Harbin City, Harbin Golden Sea was still entitled to two years’ exemption from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% tax reduction for the immediate next three calendar years (“tax holiday”).  The tax holiday of Harbin Golden Sea commenced in the fiscal financial year of 2006.  Accordingly, Harbin Golden Sea was subject to preferential tax rate of  9% for 2008, 10% for 2009 and 11% for 2010 respectively.

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

5.

Income taxes (Cont’d)

	Year ended December 31,
	2008	2007

Provision for income taxes at 34%	$1,267,276	$1,037,595
Non-deductible items for tax	-	(330,518)
Tax concessions	(574,600)	(1,368,113)
Tax rate differential	(334,109)	-
Valuation allowance	(5,117)	-

	$353,450	$ -

During the two years ended December 31, 2008 and 2007, the aggregate amounts of benefit from tax holiday were $574,600 and $1,368,113 and the respective effective on earnings per share effect was $0.03 and $0.06 respectively.

Deferred tax asset as of the balance sheet dates is composed of the following:-

	As of December 31,
	2008	2007
United States
Tax losses	$61,172	$66,289
Valuation allowances	(61,172)	(66,289)

	$ -	$ -

The Company has net operating loss carry forwards for income taxes amounting to approximately $180,000 and $195,000 as of December 31, 2008 and 2007 respectively.  These losses are available to reduce future years’ taxable income and will expire, if not utilized, through 2028.  Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history.  Accordingly, a full deferred tax asset valuation allowance has been provided against the deferred tax asset.

6.

Earnings per share - basic and diluted

The basic and diluted earnings per share is calculated using the net income and the weighted average number of common stock outstanding during the years.

The basic and diluted earnings per share are the same as the warrants granted to external financial advisors were anti-dilutive.  The Company has issued 200,000 warrants as of December 31, 2008 (2007 : Nil).

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

7.

Restricted cash and bills payable

When the Company intends or is requested to settle its suppliers by issuance of bills, it is required to place deposits with banks equal to 100% of the bills amount at the time of issuance.  These deposits will be used to settle the bills at maturity.

All bills payables were settled during the current reporting period and there were no outstanding bills payables at the year ended.

8.

Inventories

	As of December 31,
	2008	2007

Raw materials	$1,303,481	$781,582
Work in progress	228,524	216,170
Finished goods	418,539	151,519

	$1,950,544	$1,149,271

The Company recorded no allowance of obsolete inventories during the years ended December 31, 2008 and 2007.

9.

Other receivable, deposits and prepayments

	As of December 31,
	2008	2007

Deposits	$439,702	$47,922
Retention money	46,793	20,291
Advances to staff	150,630	54,216
Receivable for disposal of building	3,007,350	-
Other receivables	36,165	44,001

	$3,680,640	$166,430

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

10.

Prepaid expenses

	As of December 31,
	2008	2007

Prepaid consultancy fees	$673,000	$2,256,500
Amortization	(261,557)	(854,138)

	411,443	1,402,362
Termination of consulting agreements (Note 10(a) and (b))	(323,750)	(989,625)

Amount to be amortized within one year	$87,693	$412,737

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

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

11.

Property, plant and equipment, net and land-use-right

(a)

Property, plant and equipment

	As of December 31,
	2008	2007

Buildings	$3,499,037	$4,183,196
Plant and machinery	2,693,877	1,900,902
Motor vehicles	389,602	450,479
Furniture, fixtures and equipment	89,248	59,546

	6,671,764	6,594,123
Accumulated depreciation	(1,568,284)	(1,244,328)

	$5,103,480	$5,349,795

Depreciation expenses for the year ended December 31, 2008 and 2007 were $291,231 and $256,122 respectively and are included in:-

	As of December 31,
	2008	2007

Cost of sales	$213,172	$200,555
General and administrative expenses	78,059	55,567

	$291,231	$256,122

Included in buildings is the office building of RMB18,001,677 (equivalent to $2,640,846) acquired during the year.  The new plant is located at No. 4 Yantai Road, Centralised Park, Haping Road, Harbin Development Zone, Harbin, China.  The previous plant is now used as warehouse.

The office building acquired in 2007 that was planned to be used as a tourist destination was disposed of at a consideration of RMB26,450,000 (equivalent to $3,812,768) to an independent third party in the third quarter.

During the year ended December 31, 2008, property, plant and equipment with carrying amounts of RMB59,115 (equivalent to $8,520) were disposed of at a consideration of $893 resulting in a loss of $7,627.  In 2007, property, plant and equipment with carrying amounts of $34,852 were disposed at a consideration of $8,032, resulting in a loss of $26,820.

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

11.

Property, plant and equipment, net and land-use-right (Cont’d)

(b)

Land-use-right

	As of December 31,
	2008	2007

Land-use-right	$1,071,601	$70,710
Accumulated amortization	(2,055)	-

	$1,069,546	$70,710

The land-use-right relates to the plot of land on which the new office building mentioned in note 11(a) to the financial statements is situated.  The Company has the right to use the land for a period of 39 years.

On August 18, 2008, the land-use-right purchased in 2007 with the carrying amounts of $70,710 was disposed at $70,710, no gain or loss is resulted.

The estimated aggregate amortization expenses for land-use-right for the five succeeding years is as follows:-

Year

2009	$24,660
2010	24,660
2011	24,660
2012	24,660
2013	24,660

$123,300

12.

Other payables and accrued liabilities

	As of December 31,
	2008	2007

Payable for acquisition of building and land-use-right	$ -	$783,615
Other payables	553,899	42,357
Accrued statutory staff welfare and salaries	47,111	47,316
Accrued liabilities	51,160	47,160

	$652,170	$920,448

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

13.

Stockholders’ equity

(a)

Common stock

	No. of shares	Amount
Authorized:-

Common stock at USD0.001 par value	40,000,000	$40,000

Issued and outstanding:-

As of January 1, 2008	24,417,899	$24,417
Common stock issued to consultants	300,000	300
Cancellation of common stocks for services	(5,233,870)	(5,233)

As of December 31, 2008	19,484,029	$19,484

The Company entered into the following consulting agreements with several consultants for the provision of services to the Company:-

			Number of
Date of			shares
agreement	Services to be provided	Service period	issued
July 12, 2008	Acting as financial advisors	July 12, 2008 to July 12, 2012	300,000

The value of common stocks issued to the consultants was measured with reference to the trading prices of the Company’s common stocks as quoted on the OTCBB on the date of grant.  The weighted-average grant-date fair value per share is $1.08.

(b)

The Company entered into a consultancy agreement with a consultant whereby the Company agreed to issue to the consultant 300,000 shares of common stock and five-year warrants to purchase 200,000 shares of the Company's common stock in exchange for services on introducing potential source of capital by the consultant.

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

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

14.

Statutory reserves

(a)

In accordance with the relevant laws and regulations of the PRC, the subsidiary is required to appropriate 10% of its net income reported under the PRC statutory accounts, after offsetting any prior years’ losses, to the statutory reserve.  When the balance of such reserve reaches 50% of the subsidiary’s registered capital, any further appropriation is optional.

(b)

During the years ended December 31, 2008 and 2007, the Company appropriated in aggregate $357,377 and $409,225 respectively to the statutory reserve based on its net income reported under the PRC statutory accounts.

15.

Defined contribution plan

The Company has a defined contribution plan for all its qualified employees in the PRC.  The Company and its employees are each required to make contributions to the plan at the rates specified in the plan.  The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in future years.  The defined contribution plan contributions were charged to the statement of operations.  The Company contributed $37,261 and $27,863 for the years ended December 31, 2008 and 2007 respectively.

16.

Supplemental cash flow information

During the years ended December 31, 2008 and 2007, the Company issued a total of 300,000 (Note 13(a)) and 100,000 shares respectively of its common stock for services provided by several consultants.

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

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

17.

Equity incentive plan (cont’d)

The compensation cost has been capitalized as an asset which is classified as prepaid expenses in the consolidated balance sheet and the amortization over the service period for the years ended December 31, 2008 and 2007.  The weighted-average grant-date fair value per share is $0.37.  The prepaid expenses are expected to be recognized over a weighted- average period of 1 year.

The Company received a total of 5,233,870 shares of the Company’s common stock which were cancelled by certain consultants during the year ended December 31,2008, as disclosed in Note 10.

Other than the above transactions and the plan as disclosed in Note 13(b), no other options or awards have been made, exercised or lapsed during the years ended December 31, 2008 and 2007 under the equity incentive plan.

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

18.

Segment information

The Company currently operates in two reportable segments, Sales of printed products and Trading of equipment.  The accounting policies of the segments are the same as described in the summary of significant accounting policies.  The Company evaluates segment performance based on income from operations.  As a result, the components of operating income for one segment may not be comparable to another segment.  The following is a summary of the Company’s segment information for the years ended December 31, 2008 and 2007:-

	Printing Products		Equipment Trading		Total
	Year ended December 31,		Year ended December 31,		Year ended December 31,
	2008	2007	2008	2007	2008	2007

Revenues	$9,289,051	$9,652,169	$4,397,281	$2,528,279	$13,686,332	$12,180,448
Gross profit	4,224,628	4,717,276	793,969	275,416	5,018,597	4,992,692
Interest income	9	17,359	1	1,929	10	19,288
Depreciation on property, plant and
equipment	275,289	241,641	15,942	14,481	291,231	256,122
Segment profit	3,498,937	3,838,480	629,347	185,538	4,128,284	4,024,018
Total assets	10,895,494	7,761,404	558,250	301,484	11,453,744	8,062,888
Expenditure for segment assets	600,118	2,168,750	2,010	23,744	602,128	2,192,494

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

18.

Segment information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	As of December 31,
	2008	2007

Total consolidated revenue	$13,686,332	$12,180,448

Total income for reportable segments	$4,128,284	$4,024,018
Unallocated amounts relating to operations:-
Amortization of prepaid expenses	(121,294)	(711,369)
Value of common stock and warrants issued to a consultant	(70,000)	(197,500)
General and administrative expenses	(209,708)	(63,400)

Income before income taxes and minority interests	$3,727,282	$3,051,749

Assets

Total assets for reportable segments	$11,453,744	$8,062,888
Unallocated amounts relating to operations:-
Prepaid expenses	87,693	412,737
Building and land-use-right	3,708,052	3,483,465
Other receivables	36,160	32,462
Cash and cash equivalents	3,223	3,292

Total	$15,288,872	$11,994,844

All of the Company’s long-lived assets and customers are located in the PRC.  Accordingly, no geographic information is presented.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.

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

(c)

Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2008, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record,

process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified no material weaknesses in our internal control over financial reporting.  Accordingly, management’s assessment is that the Company’s internal controls over financial reporting were effective as of December 31, 2008. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals are the members of Xinyinhai Technology’s Board of Directors and its executive officers.

Name

Age

Position

Tian Ling

45

Chairman, Chief Executive Officer

Xie Guihong

46

Vice President, Director

Du Song

62

Chief Financial Officer, Director

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

Nominating, Compensation and Audit Committees

The Board of Directors does not have an audit committee, a compensation committee or a nominating committee, due to the small size of the Board.  The Board will also not have an “audit committee financial expert” within the definition given by the Regulations of the Securities and Exchange Commission.  The members of the Board expect to recruit an audit committee financial expert to join the Board during 2009.

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2008.

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by Xinyinhai Technology, Ltd. and its subsidiaries to Tian Ling, its Chief Executive Officer.  There were no other executive officers whose total salary and bonus for the fiscal year ended December 31, 2008 exceeded $100,000.

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Tian Ling	2008	$45,407	0	0	0	0
	2007	$16,321	0	0	0	0
	2006	$15,094	0	0	0	0

Equity Awards

The following tables set forth certain information regarding the stock options acquired by the executive officer named in the table above during the year ended December 31, 2008 and those options held by her on December 31, 2008.

Option Grants in the Last Fiscal Year

	Number of securities underlying option granted	Percent of total options granted to employees in fiscal year	Exercise Price ($ share)	Expiration Date	Potential realizable value at assumed annual rates of appreciation for option term
					5%	10%
Tian Ling	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officer named in the table above during the year ended December 31, 2008 and held by her unvested at December 31, 2008.

Unvested Stock Awards in the Last Fiscal Year

	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Tian Ling	0	--

             Employment Agreements

Each of our executive officers is employed on an at-will basis.

Remuneration of Directors

None of the members of the Board of Directors receives remuneration for service on the Board.

ITEM 12.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Tian Ling	6,465,441	33.2%
Du Song	20,000	0.1%
Xie Guihong	180,000	0.9%

All officers and directors (3 persons)	6,665,441	34.2%

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships

None.

Director Independence

None of the members of the Board of Directors is independent, as “independent” is defined in the rules of the NASDAQ Stock Market.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

PKF  billed $45,000 to the Company for professional services rendered for the audit of our fiscal 2008 financial statements.  PKF  billed $45,000 to the Company for professional services rendered for the audit of our fiscal 2007 financial statements.

Audit-Related Fees

PKF billed $12,000 to the Company during fiscal 2008 for assurance and related services that are reasonably related to the performance of the 2008 review of the quarterly financial statements.  PKF billed $12,000 to the Company during fiscal 2007 for assurance and related services that are reasonably related to the performance of the 2007 audit or review of the quarterly financial statements.

Tax Fees

PKF  did not perform professional services rendered for tax compliance, tax advice and tax planning during fiscal 2008 or fiscal 2007.

All Other Fees

PKF did not perform any services for the Company in fiscal 2008 or fiscal 2007 that are not described above.

 It is the policy of the Company’s Board of Directors that all services, other than audit, review or attest services, must be pre-approved by the Board of Directors, acting in lieu of an audit committee.  All of the services described above were approved by the Board of Directors.

ITEM 15.

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

3-b

By-laws – filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, and incorporated herein by reference.

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

XINYINHAI TECHNOLOGY, LTD.

By:  /s/ Tian Ling

      Tian Ling, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on March 30, 2009 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Tian Ling_________

Tian Ling, Director

Chief Executive Officer

/s/ Du Song_________

Du Song, Director

Chief Financial Officer

/s/ Xie Guihong_____

Xie Guihong, Director