Form 10-Q
period 2009-03-31
XINYINHAI TECHNOLOGY, LTD.
filed 2009-05-14
CIK 1307624

U. S. Securities and Exchange Commission

Washington, D. C. 20549

       FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2009

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

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes [   ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer     Accelerated filer__ Non-accelerated filer     Small reporting company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [X]    No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

May 14, 2009

Common Voting Stock: 19,484,029

XINYINHAI TECHNOLOGY, LTD.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Index to Condensed Consolidated Financial Statements

PAGES

Condensed Consolidated Balance Sheet	1

Condensed Consolidated Statements of Income and Comprehensive Income	2

Condensed Consolidated Statements of Cash Flows	3

Notes to Condensed Consolidated Financial Statements	4 - 13

XINYINHAI TECHNOLOGY, LTD.

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

(Stated in US Dollars)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$765,897	$495,060
Bills receivable	14,650	-
Trade receivables (Net of allowance for doubtful accounts
of $6,024 in 2009 and 2008)	2,834,017	2,901,909
Inventories (Note 6)	1,851,942	1,950,544
Other receivable, deposits and prepayments (Note 7)	3,502,381	3,680,640
Prepaid expenses (Note 8)	50,887	87,693

Total Current Assets	9,019,774	9,115,846

Property, plant and equipment, net (Note 9)	5,096,112	5,103,480
Land-use-right	1,061,227	1,069,546

TOTAL ASSETS	$15,177,113	$15,288,872

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Trade payable	$1,017,964	$899,141
Customer deposits	15,270	117,221
Other payable and accrued liabilities (Note 10)	145,472	652,170
Income tax payable	67,744	37,713
Value added tax payable	64,628	111,718

TOTAL LIABILITIES	1,311,078	1,817,963

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common stock (Note 11)	19,484	19,484
Additional paid-in capital	3,294,543	3,294,543
Retained earnings	6,493,996	6,184,913
Statutory reserves	1,334,219	1,276,013
Accumulated other comprehensive income	1,313,303	1,329,779

TOTAL XINYINHAI TECHNOLOGY, LTD. STOCKHOLDERS' EQUITY	12,455,545	12,104,732

NONCONTROLLING INTERESTS (NOTE 3)	1,410,490	1,366,177

TOTAL EQUITY	13,866,035	13,470,909

TOTAL LIABILITIES AND EQUITY	$15,177,113	$15,288,872

See the accompanying notes to condensed consolidated financial statements

XINYINHAI TECHNOLOGY, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Unaudited)

(Stated in US Dollars)

	Three months ended March 31,
	2009	2008

Revenues (Note 3)	$2,396,981	$3,379,895
Cost of sales	(1,521,028)	(2,016,337)

Gross profit	875,953	1,363,558

Operating expenses
Selling and distribution expenses	121,266	67,227
General and administrative expenses	286,113	281,742

Total expenses	407,379	348,969

Income from operations	468,574	1,014,589
Interest income	582	1,130
Other income	8,988	-

Income before income taxes and noncontrolling interests	478,144	1,015,719
Income taxes (Note 4)	(64,674)	(135,413)

Net income	413,470	880,306
Net income attributable to noncontroling interests	(46,181)	(94,789)

Net income attributable to Xinyinhai Technology, Ltd.	$367,289	$785,517

Other comprehensive income
Foreign currency translation adjustments	(16,476)	711,323

Comprehensive income	$350,813	$1,496,840

Earnings per share attributable to Xinyinhai Technology, Ltd. (Note 5): basic and diluted	0.019	0.034

Weighted average number of common stock outstanding	19,484,029	22,925,344

See the accompanying notes to condensed consolidated financial statements

XINYINHAI TECHNOLOGY, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Unaudited)

(Stated in US Dollars)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities
Net income	$367,289	$785,517
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Bad debts written off	6,034	-
Depreciation and amortization	142,178	96,388
Noncontrolling interests	46,181	94,789
Changes in operating assets and liabilities
Bills receivable	(14,651)	245,995
Trade receivable	63,940	(1,486,084)
Inventories	95,950	(358,034)
Other receivable, deposits and prepayments	167,218	(259,771)
Trade payable	120,056	2,862
Bills payable	-	(245,995)
Customers deposit	(101,798)	360,627
Other payable and accrued liabilities	(505,914)	(87,222)
Income tax payable	26,969	135,413
Value added tax payable	(43,825)	(14,287)

Net cash flows provided by/(used in)operating activities	369,627	(729,802)

Cash flow from investing activities
Payments to acquire property, plant and equipment and
land-use-right	(98,101)	(107,185)

Net cash flows used in investing activities	(98,101)	(107,185)

Effect of foreign currency translation on cash and cash equivalents	(689)	92,676

Net increase/(decrease) in cash and cash equivalents	270,837	(744,311)

Cash and cash equivalents, beginning of period	495,060	1,308,877

Cash and cash equivalents, end of period	$765,897	$564,566

Supplemental disclosures for cash flow information :-
Cash paid for :-
Income taxes	$42,598	$ -

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

The Company also earned approximately 22% of its revenue for the current reporting period from its position as a distributor of plasma arc cutting machinery and consumable parts.  The plasma arc cutting systems are designed to provide metal workers with clean cuts for metal work that permits little tolerance for error, and are well-known worldwide.

Basis of presentation and consolidation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Stated in US Dollars)

2.

Description of business (Cont'd)

Basis of presentation and consolidation (Cont'd)

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

3.

Summary of significant accounting policies

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.  These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories and the estimation on useful lives of property, plant and equipment.  Actual results could differ from those estimates.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade receivable.  As of March 31, 2009 and December 31, 2008, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.  With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral.  The Company maintains an allowance for doubtful accounts of trade receivables.

During the reporting periods, customers representing 10% or more of the Company’s consolidated sales are:-

	Three months ended March 31,
	2009	2008

Company A	$208,696	$426,564
Company B	450,716	-
Company C	326,131	-
Company D	-	848,628
Company E	-	343,736

	$985,543	$1,618,928

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Land-use-right

Land-use-right is stated at cost less accumulated amortization.  Amortization is provided using the straight-line method over the remaining terms of the lease of 38 years.

Noncontrolling interests

Noncontrolling interests result from the consolidation of 90% owned subsidiary, Harbin Golden Sea, where the Company has control over its operations.

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Stated in US Dollars)

3.

Summary of significant accounting policies (Cont’d)

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

Recently issued accounting standards

In April 2009, the FASB issued three FASB Staff Positions (FSP’s) to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No.157. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These three FSP’s are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the provisions of these FSP’s for the period ending March 31, 2009. The management is in the process of evaluating the impact these FSP’s will have on the Company’s financial statements upon adoption.

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Stated in US Dollars)

3.

Summary of significant accounting policies (Cont’d)

Recently issued accounting standards (Cont'd)

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No.162, “The Hierarchy of Generally Accepted Accounting Principles”.  Effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Board does not expect that this Statement will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement results in a change in practice.  The adoption of this statement has no material effect on the Company's financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS No. 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement has no material effect on the Company's financial statements.

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Stated in US Dollars)

4.

Income taxes

The Company is subject to the United States of America tax law at a tax rate of 34%.  It had no taxable income for income tax purposes for the three months ended March 31, 2009 and 2008.  The Company has not provided deferred taxes on undistributed earnings of its non-U.S. subsidiaries as of March 31, 2009, as it is the Company’s current policy to reinvest these earnings in non-U.S. operations.

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

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Stated in US Dollars)

5.

Earnings per share - basic and diluted

The basic and diluted earnings per share is calculated using the net income and the weighted average number of common stock outstanding during the reporting periods.

The basic and diluted earnings per share are the same as the warrants granted to external financial advisors were anti-dilutive.

6.

Inventories

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Raw materials	$1,212,247	$1,303,481
Work in progress	199,958	228,524
Finished goods	439,737	418,539

	$1,851,942	$1,950,544

7.

Other receivable, deposits and prepayments

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Deposits	$159,593	$439,702
Retention money	39,555	46,793
Advances to staff	263,818	150,630
Receivable for disposal of building	3,003,250	3,007,350
Other receivables	36,165	36,165

	$3,502,381	$3,680,640

8.

Prepaid expenses

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Prepaid consultancy fees	$218,000	$673,000
Amortization	(167,113)	(261,557)

	50,887	411,443
Termination of consulting agreements	-	(323,750)

Amount to be amortized within one year	$50,887	$87,693

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Stated in US Dollars)

9.

Property, plant and equipment, net

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Buildings	$3,582,858	$3,499,037
Plant and machinery	2,698,469	2,693,877
Motor vehicles	390,309	389,602
Furniture, fixtures and equipment	89,126	89,248

	6,760,762	6,671,764
Accumulated depreciation	(1,664,650)	(1,568,284)

Property, plant and equipment, net	$5,096,112	$5,103,480

Included in buildings is the office building of RMB18,001,677 (equivalent to $2,640,846) acquired in 2008.  The new plant is located at No. 4 Yantai Road, Centralised Park, Haping Road, Harbin Development Zone, Harbin, China.  The previous plant is now used as warehouse.

10.

Other payables and accrued liabilities

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Other payables	$67,997	$553,899
Accrued statutory staff welfare and salaries	22,315	47,111
Accrued liabilities	55,160	51,160

	$145,472	$652,170

11.

Stockholders’ equity

Common stock

	No. of shares	Amount
Authorized:-

Common stock at USD0.001 par value	40,000,000	$40,000

Issued and outstanding:-

As of March 31, 2009 and December 31, 2008	19,484,029	$19,484

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Stated in US Dollars)

12.

Defined contribution plan

The Company has a defined contribution plan for all its qualified employees in the PRC.  The Company and its employees are each required to make contributions to the plan at the rates specified in the plan.  The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in future years.  The defined contribution plan contributions were charged to the statement of income and comprehensive income.  The Company contributed $3,206 and $1,461 for the three months ended March 31, 2009 and 2008 respectively.

13.

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

	Printing Products		Trading of Equipment		Total
	Three months ended March 31, (Unaudited)		Three months ended March 31, (Unaudited)		Three months ended March 31, (Unaudited)
	2009	2008	2009	2008	2009	2008

Revenues	$1,860,077	$2,400,563	$536,904	$979,332	$2,396,981	$3,379,895
Segment profit	$468,032	$1,080,268	$46,918	$56,484	$514,950	$1,136,752

	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2009	2008	2009	2008	2009	2008
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Segment assets	$10,689,188	$10,895,494	$643,875	$558,250	$11,333,063	$11,453,744

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended March 31, (Unaudited)
	2009	2008

Total consolidated revenue	$2,396,981	$3,379,895

Total income for reportable segments	$514,950	$1,136,752
Unallocated amounts relating to operations :-
Amortization of prepaid expenses	(36,806)	(121,033)

Income before income taxes	$478,144	$1,015,719

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Stated in US Dollars)

13.

Segment information (Cont'd)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Assets

Total assets for reportable segments	$11,333,063	$11,453,744
Unallocated amounts relating to operations :-
Prepaid expenses	50,887	87,693
Building and land-use-right	3,753,885	3,708,052
Other receivables	36,110	36,160
Cash and cash equivalents	3,168	3,223

Total	$15,177,113	$15,288,872

All of the Company’s long-lived assets and customers are located in the PRC.  Accordingly, no geographic information is presented.

ITEM 2.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The current global recession has reduced demand for capital goods in China.  In the first quarter of 2009, this situation had a negative impact on both of our business segments.  Overall, our revenue in the three months ended March 31, 2009 decreased by 29% from the revenue achieved in the three months ended March 31, 2008.  The decrease was most dramatic in our equipment distribution business, where revenues declined by 45%.  The decline in equipment distribution reflected delays in the construction of new manufacturing facilities, as potential customers wait to see whether demand for their products is revived.  The decline reversed a surge in equipment sales that we had experienced in 2008, and returned this business segment to a 22% contribution to our overall revenue, a level similar to our experience in 2007 and 2006.  The future of this business segment will depend, in part, on the success of the recent economic stimulus initiated by the Government of China.

Revenue from our printing business fell by 23% in the first quarter of 2009 compared to the first quarter of 2008.  The decline occurred, in part, due to the weakening of the Chinese banking industry, as many of our customers are conserving cash pending stabilization of the international credit markets.  The decline also occurred because we moved our entire production operation to a larger facility at the end of 2008, which interfered with our printing business.  Today, however, our new facility is fully operational, and we expect the traditional growth of our printing business to be renewed.

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

The 37% gross margin realized by our subsidiary, Harbin Golden Sea, on sales in the first quarter of 2009 was lower than the 40% gross margin realized in the first quarter of 2008.  The reason for the fall-off was the sharp decline in profits from equipment sales in the first quarter of 2009.  The decline in demand for our cutting machinery forced us to price our sales aggressively, which reduced margins on equipment sales in the recent quarter.  Our expectation for the future is that our gross margin from printing services will average approximately 45%, albeit within a range of 35% to 50%, depending on the components of the business.  If we obtain the funding necessary to expand our printing capacity, we expect the printing portion of its business to grow faster than the equipment sales business.  If that occurs, overall gross margin should increase towards the higher margins that printing has historically produced.

Our general and administration expenses did not differ materially from quarter to quarter.  This stability was achieved despite a 48% increase in depreciation and amortization, which was counterbalanced by the favorable results of our continuing efforts to achieve efficiencies in our operations.  Selling expenses, however, increased by 80%, from $67,227 to $121,266.  The increase reflected our efforts to sustain our sales momentum despite the effects of the recession. When demand for our products returns to prior levels, we expect that the ratio of our selling expense to revenues will return to the lower levels that we consistently achieved in prior periods.

Commencing in 2008, we are subject to preferential tax rates of 9% for 2008, 10% for 2009 and 11% for 2010, respectively.  As a result of this government allowance, we were taxed at a 9% rate in the first quarter of 2008, causing an expense of $135,413, and at a 10% rate in the first quarter of 2009, causing an expense of $64,674.

The operations of our subsidiary, Harbin Golden Sea, earned a net income of $461,800 during the first quarter of 2009.  However, because we own only 90% of Harbin Golden Sea, we deducted a “noncontrolling interest” of $46,181 before recognizing net income on our Statements of Income and Comprehensive Income.  After that deduction and taking into account the income and expenses incurred by the parent corporation, our net income for the first quarter of 2009 was $367,289, representing $0.019 per share, a 53% decrease from the net income we achieved in the first quarter of 2008.

Our business operates primarily in Chinese RMB, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  In the first quarter of 2009, the effect of converting our financial results to Dollars was to reduce our comprehensive income by $16,476.

Liquidity and Capital Resources

Since our subsidiary, Harbin Golden Sea, was organized in 1998, the growth of its operations has been funded by contributions to capital by our Chairman, Mrs. Tian.  With the $2.4 million that she invested, Harbin Golden Sea built its facilities and funded its operations, resulting in profitable operations for the past several years.  As a result, at March 31, 2009, we had working capital totaling $7,708,696 (an increase of $410,813 since the end of 2008) and no long-term liabilities.

Our $369,627 in net cash flow from operations during the first quarter of 2009 approximated our net income of $367,289 during the quarter.  This stability occurred as our inventories and accounts receivable remained relatively stable, while we offset a decrease in “other payables” with monies collected on account of “other receivables” and “trade receivables.”

Our cash position increased by $270,837 during the first quarter of 2009, as we slowed our growth to conserve cash.  Our only capital expenditure during the quarter was an addition of $98,101 to the equipment in our new manufacturing facility.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Tian Ling, our Chief Executive Officer, and Du Song, our Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2009.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, Mrs. Tian and Ms. Du concluded that the Company’s system of disclosure controls and procedures was effective as of March 31, 2009 for the purposes described in this paragraph.

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

Item 1A      Risk Factors

There have been no material changes from the risk factors disclosed in response to Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Date: May 14, 2009

By:/s/ Tian Ling

      Tian Ling, Chief Executive Officer

By: /s/ Du Song

Du Song, Chief Financial Officer, Chief Accounting Officer