Form 10-Q
period 2009-06-30
XINYINHAI TECHNOLOGY, LTD.
filed 2009-08-14
CIK 1307624

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File No. 0-51012

   XINYINHAI TECHNOLOGY, LTD.
(Exact Name of Registrant as Specified in its Charter)

Utah	87-0427336
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

No. 16 Dalian Road, Centralized Park Haping Road, Harbin Development Zone, China 150060
(Address of Principal Executive Offices)

86-451-868-11118
Issuer's Telephone Number:

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.  Yes X    No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes___ No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer	Accelerated filer	Non-accelerated filer	Small reporting company X
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes         No   X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
August 13, 2009
Common Voting Stock: 19,484,029

Xinyinhai Technology, Ltd.
Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2009 and 2008

Index to Condensed Consolidated Financial Statements

Pages

Condensed Consolidated Balance Sheets	1

Condensed Consolidated Statements of Income and Comprehensive Income	2

Condensed Consolidated Statements of Cash Flows	3

Notes to Condensed Consolidated Financial Statements	4 - 15

Xinyinhai Technology, Ltd.
Condensed Consolidated Balance Sheets
As of June 30, 2009 and December 31, 2008
(Stated in US Dollars)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$632,654	$495,060
Trade receivables (Net of allowance for doubtful accounts of $6,033 for 2009 and $6,024 for 2008)	3,474,253	2,901,909
Inventories (Note 6)	1,990,703	1,950,544
Other receivable, deposits and prepayments (Note 7)	3,158,174	3,680,640
Prepaid expenses (Note 8)	12,722	87,693

Total Current Assets	9,268,506	9,115,846

Property, plant and equipment, net (Note 9)	5,067,418	5,103,480
Land-use-right	1,054,366	1,069,546

TOTAL ASSETS	$15,390,290	$15,288,872

LIABILITIES AND EQUITY

Current Liabilities
Trade payable	$926,546	$899,141
Customer deposits	15,270	117,221
Other payable and accrued liabilities (Note 10)	71,911	652,170
Value added tax payable	42,654	111,718
Income tax payable	55,260	37,713

TOTAL LIABILITIES	1,111,641	1,817,963

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common stock (Note 11)	19,484	19,484
Additional paid-in capital	3,294,543	3,294,543
Retained earnings	6,811,491	6,184,913
Statutory reserves	1,383,733	1,276,013
Accumulated other comprehensive income	1,312,935	1,329,779

TOTAL XINYINHAI TECHNOLOGY, LTD. STOCKHOLDERS’ EQUITY	12,822,186	12,104,732

NON-CONTROLLING INTEREST (NOTE 3)	1,456,463	1,366,177

TOTAL LIABILITIES AND EQUITY	$15,390,290	$15,288,872

See the accompanying notes to condensed consolidated financial statements

Xinyinhai Technology, Ltd.
Condensed Consolidated Statements of Income and Comprehensive Income
For the three and six months ended June 30, 2009 and 2008
(Unaudited)
(Stated in US Dollars)

	Three months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)
	2009	2008	2009	2008

Revenues (Note 3)	2,111,659	4,142,698	4,508,640	7,522,593
Cost of revenues	(1,354,153)	(2,487,518)	(2,875,181)	(4,503,855)

Gross profit	757,506	1,655,180	1,633,459	3,018,738

Operating expenses
Selling and distribution expenses	66,697	107,288	187,963	174,515
General and administrative expenses	232,675	315,594	518,788	597,336

Total expenses	299,372	422,882	706,751	771,851

Income from operations	458,134	1,232,298	926,708	2,246,887
Other income	7,423	376,250	16,411	376,250
Interest income	5,465	294	6,047	1,424

Income before income taxes and non-controlling interest	471,022	1,608,842	949,166	2,624,561
Income taxes (Note 4)	(58,001)	(167,938)	(122,675)	(303,351)

Net income	413,021	1,440,904	826,491	2,321,210
Net income attributable to non-controlling interest	(46,012)	(117,556)	(92,193)	(212,345)

Net income attributable to Xinyinhai Technology, Ltd. stockholders	367,009	1,323,348	734,298	2,108,865

Net income	413,021	1,440,904	826,491	2,321,210
Other comprehensive (deficit)/income
Foreign currency translation adjustments	(368)	229,700	(16,844)	941,023

Comprehensive income	412,653	1,670,604	809,647	3,262,233
Comprehensive deficit attributable to non-controlling interest	(45,975)	(140,526)	(90,509)	(306,447)

Comprehensive income attributable to Xinyinhai Technology, Ltd. stockholders	366,678	1,530,078	719,138	2,955,786

Earnings per share attributable to Xinyinhai Technology, Ltd. stockholders (Note 5) : basic and diluted	$0.02	$0.07	$0.04	$0.10

Weighted average number of common stock outstanding	19,484,029	19,359,853	19,484,029	21,131,609

See the accompanying notes to condensed consolidated financial statements

Xinyinhai Technology, Ltd.
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2009 and 2008
(Stated in US Dollars)

	Six months ended June 30, (Unaudited)
	2009	2008
Cash flows from operating activities
Net income attributable to Xinyinhai Technology Ltd. stockholders	$734,298	$2,108,865
Adjustments to reconcile net income attributable to Xinyinhai Technology Ltd. to net cash provided by/(used in) operating activities:
Depreciation and amortization	311,160	160,959
Other income	(4,000)	(376,250)
Non-controlling interest	92,193	212,345
Changes in operating assets and liabilities
Restricted cash	-	391,478
Trade receivables	(576,298)	(2,418,655)
Inventories	(42,820)	(899,980)
Other receivable, deposits and prepayments	517,359	1,634,674
Trade payable	28,631	478,357
Bills payable	-	(391,478)
Customers deposits	(101,791)	(63,229)
Other payable and accrued liabilities	(575,350)	(24,638)
Income tax payable	17,600	303,351
Value added tax payable	(68,912)	(141,891)

Net cash flows provided by operating activities	332,070	973,908

Cash flows from investing activities

Payments to acquire property, plant and equipment and land use right	(193,341)	(2,271,937)

Net cash flows used in investing activities	(193,341)	(2,271,937)

Effect of foreign currency translation on cash and cash equivalents	(1,135)	115,937

Net increase/(decrease) in cash and cash equivalents	137,594	(1,182,092)

Cash and cash equivalents - beginning of period	495,060	1,308,877

Cash and cash equivalents - end of period	$632,654	$126,785

Supplemental disclosures for cash flow information
Interest paid	$-	$-
Income taxes paid	$105,068	$-

See the accompanying notes to condensed consolidated financial statements

Xinyinhai Technology, Ltd.
Notes to Condensed Consolidated Financial Statements
For the three months and six months ended June 30, 2009 and 2008 (Unudited)
(Stated in US Dollars)

1.             Corporation information

(a)
Xinyinhai Technology, Ltd. (“Xinyinhai” or the “Company”) was incorporated in Utah on October 18, 1985.  It currently has two subsidiaries, Winner Sea Group Limited (“Winner Sea”) and Harbin Golden Sea Technology Printing Co., Ltd. (“Harbin Golden Sea”).

Winner Sea is a business company organized under the laws of the British Virgin Islands (“BVI”) on January 12, 2006.  It has conducted no business and is a holding company whose only asset is 90% equity interest in Harbin Golden Sea.  Ms. Xie Guihong, a director of the Company, owns the remaining 10% equity interest in Harbin Golden Sea.

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

The Company also earns approximately 17% of its revenue for the current reporting period from its position as a distributor of plasma arc cutting machinery and consumable parts.  The plasma arc cutting systems are designed to provide metal workers with clean cuts for metal work that permits little tolerance for error, and are well-known worldwide.

Xinyinhai Technology, Ltd.
Notes to Condensed Consolidated Financial Statements
For the three months and six months ended June 30, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

3.             Summary of significant accounting policies

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X.  Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulation and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2008, included in our Annual Report on Form 10-K for the year ended December 31, 2008.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three months and six months periods have been made.  Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade receivables.  As of June 30, 2009 and December 31, 2008, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.  With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral.  The Company maintains an allowance for doubtful accounts of trade receivables.

Xinyinhai Technology, Ltd.
Notes to Condensed Consolidated Financial Statements
For the three months and six months ended June 30, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

3.             Summary of significant accounting policies (Cont’d)

Concentrations of credit risk (cont’d)

During the reporting periods, customers representing 10% or more of the Company’s consolidated sales are :-

	Three months ended June 30, (unaudited)		Six months ended June 30, (unaudited)
	2009	2008	2009	2008

Company A	$157,863	$-	$689,883	$426,564
Company B	146,116	159,322	146,116	1,007,951
Company C	200,312	972,209	368,384	974,165

	$504,291	$1,131,531	$1,204,383	$2,408,680

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

Bad debts was written off when identified.  The Company does not accrue interest on trade receivables.

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
For the three months and six months ended June 30, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

3.             Summary of significant accounting policies (Cont’d)

Property, plant and equipment (Con’d)

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

Non-controlling interest

Non-controlling interest results from the consolidation of 90% owned subsidiary, Harbin Golden Sea, where the Company has control over its operations.

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

(b)
Revenue from sale of the equipment and associated spare parts is recognized at the time of delivery of products to customers and when the title and ownership are passed to the customers.  Revenue from the resale of equipment and associated spare parts is recognized on a gross basis pursuant to the guidance of EITF 99-19, since the Company is acting as a principal, rather than as another company’s agent.  The Company is a re-distributor of Hypertherm products, including the whole machines and the spare parts and responsible for the after-sale service, which include repair and maintenance of the machines. The Company also assigns its engineers to provide assistance to its customers if they have trouble setting up the machines or if the machines malfunction.

Xinyinhai Technology, Ltd.
Notes to Condensed Consolidated Financial Statements
For the three months and six months ended June 30, 2009 and 2008 (Unaudited)
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

Recently issued accounting standards

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 will become effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends FASB Interpretation No. 46(revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets. SFAS 166 removes the concept of a qualifying special-purpose entity (QSPE) from SFAS No. 140 (“SFAS 166”), Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140) and removes the exception from applying FIN 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. SFAS 166 is effective for the Company’s year beginning January 1, 2010.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 became effective after June 15, 2009. The adoption of this statement has no material effect on the Company's financial statements.

Xinyinhai Technology, Ltd.
Notes to Condensed Consolidated Financial Statements
For the three months and six months ended June 30, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

3.             Summary of significant accounting policies (Cont’d)

Recently issued accounting standards (cont'd)

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. Adoption of FSP FAS 107-1 and APB 28-1 is not expected to have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition of Other-Than-Temporary Impairments, or FSP FAS No. 115-2 and FAS No. 124-2. FSP FAS No. 115-2 and FAS No. 124-2 amends the other-than-temporary impairment guidance in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, for debt securities and the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this standard has no material effect on the Company's financial statements.

In April 2009, the FASB issued three FASB Staff Positions (FSP’s) to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No.157. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These three FSP’s are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the provisions of these FSP’s for the period ending June 30, 2009. The adoption of this standard has no material effect on the Company's financial statements.

In April 2009, the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141R-1”). FSP 141R-1 amends the provisions in FASB Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in evaluating the impact of SFAS 141(R). The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

Xinyinhai Technology, Ltd.
Notes to Condensed Consolidated Financial Statements
For the three months and six months ended June 30, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

3.             Summary of significant accounting policies (Cont’d)

Recently issued accounting standards (cont'd)

In April 2008, the FASB issued FASB staff position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of this standard has no material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance became effective for the fiscal year beginning after December 15, 2008. The adoption of this statement has no material effect on the Company's financial statements, except for classification in the balance sheet.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS No. 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance became effective for the fiscal year beginning after December 15, 2008. This statement has no material effect on the Company's financial statements upon adoption.

4.             Income taxes

The Company is subject to the United States of America tax law at a tax rate of 34%.  It had no taxable income for income tax purposes for the three and six months ended June 30, 2009 and 2008.  The Company has not provided deferred taxes on undistributed earnings of its non-U.S. subsidiaries as of June 30, 2009 and December 31, 2008, as it is the Company’s current policy to reinvest these earnings in non-U.S. operations.

Winner Sea was incorporated in the BVI and, under the current law of the BVI, it is not subject to income taxes.

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

Xinyinhai Technology, Ltd.
Notes to Condensed Consolidated Financial Statements
For the three months and six months ended June 30, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

4.             Income taxes (Cont’d)

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

The basic and diluted earnings per share are the same as the warrants granted to external financial advisors were anti-dilutive.

6.             Inventories

	June 30,	December 31,
	2009	2008
	(Unaudited)

Raw materials	$1,153,878	$1,303,481
Work in progress	277,761	228,524
Finished goods	559,064	418,539

	$1,990,703	$1,950,544

Xinyinhai Technology, Ltd.
Notes to Condensed Consolidated Financial Statements
For the three months and six months ended June 30, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

7.             Other receivable, deposits and prepayments

	June 30,	December 31,
	2009	2008
	(Unaudited)

Deposits	$236,614	$439,702
Retention money	57,135	46,793
Advances to staff	264,564	150,630
Receivable for disposal of building (Note)	2,563,696	3,007,350
Other receivables	36,165	36,165

	$3,158,174	$3,680,640

Note:

The “receivable for disposal of building” arose from a contract under which the Company sold a building.  The contract provided that the Buyer should pay RMB 5,950,000 on the day the Company signed the contract. The remaining balance should be settled in two installments:  RMB 10,250,000 by June 30, 2009, and RMB 10,250,000 by December 31, 2009. At that time, the Company did not foresee any risks associated with future payment as the contract is legally executed. Based on review of the creditworthiness of the Buyer, management was confident that the Buyer would meet the payment terms.  Hence no allowance was suggested at December 31, 2008.

By June 30 2009, the Buyer had paid the Company RMB 3,000,000 of the RMB 10,250,000 due on that date. The remaining RMB 7,250,000 is outstanding, because the Buyer increased its investment in 2009 for their business development, which resulted in tightened cash flow. On June 30, 2009 the Company made a supplemental agreement with the Buyer, in which the Buyer has agreed to settle the entire balance before December 31, 2009.  If it fails to meet the revised payment terms, it is mandatory that the Buyer pay the Company at an interest rate which is 20% higher than the general bank interest rate during the extended period.

The Company has not reserved against this receivable because the Company believes that it is unlikely the Buyer would fail to meet the payment terms, due to the penalties involved.  By the end of 2009, if the Buyer does not meet the revised payment terms, the Company will reconsider the necessity for an allowance.

8.             Prepaid expenses

	June 30,	December 31,
	2009	2008
	(Unaudited)

Prepaid consultancy fees	$218,000	$673,000
Amortization	(205,278)	(261,557)

	12,722	411,443
Termination of consulting agreements	-	(323,750)

	$12,722	$87,693

Xinyinhai Technology, Ltd.
Notes to Condensed Consolidated Financial Statements
For the three months and six months ended June 30, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

9.             Property, plant and equipment, net

	June 30,	December 31,
	2009	2008
	(Unaudited)

Building	$3,659,411	$3,499,037
Plant and machinery	2,715,537	2,693,877
Motor vehicles	390,309	389,602
Furniture, fixtures and equipment	90,660	89,248

	6,855,917	6,671,764
Accumulated depreciation	(1,788,499)	(1,568,284)

Property, plant and equipment, net	$5,067,418	$5,103,480

10.           Other payables and accrued liabilities

	June 30,	December 31,
	2009	2008
	(Unaudited)

Other payables	$39,094	$553,899
Accrued statutory staff welfare and salaries	22,657	47,111
Accrued liabilities	10,160	51,160

	$71,911	$652,170

11.           Stockholders’ equity

Common stock

	No. of shares	Amount
Authorized:-

Common stock at USD0.001 par value	40,000,000	$40,000

Issued and outstanding:-

As of June 30, 2009 and December 31, 2008	19,484,029	$19,484

12.           Defined contribution plan

The Company has a defined contribution plan for all its qualified employees in the PRC.  The Company and its employees are each required to make contributions to the plan at the rates specified in the plan.  The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in future years.  The defined contribution plan contributions were charged to the statement of income and comprehensive income.  The Company contributed $5,649 and $4,279 for the six months ended June 30, 2009 and 2008 respectively.

Xinyinhai Technology, Ltd.
Notes to Condensed Consolidated Financial Statements
For the three months and six months ended June 30, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

13.           Segment information

The Company currently operates in two reportable segments, Sales of printed products and trading of equipment.  The accounting policies of the segments are the same as described in the summary of significant accounting policies.  The Company evaluates segment performance based on income from operations.  As a result, the components of operating income for one segment may not be comparable to another segment.  The following is a summary of the Company’s segment information :

	Printing Products		Trading of Equipment		Total
	Six months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)
	2009	2008	2009	2008	2009	2008

Revenues	$3,749,970	$5,064,902	$758,670	$2,457,691	$4,508,640	$7,522,593
Segment profit	$950,923	$2,409,333	$75,177	$452,642	$1,026,100	$2,861,975

	Three months ended June 30, (Unaudited)		Three months ended June 30, (Unaudited)		Three months ended June 30, (Unaudited)
	2009	2008	2009	2008	2009	2008

Revenues	$1,889,893	$2,664,339	$221,766	$1,478,359	$2,111,659	$4,142,698
Segment profit	$482,891	$1,329,065	$28,259	$396,158	$511,150	$1,725,223

	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2009	2008	2009	2008	2009	2008
	(Unaudited)		(Unaudited)		(Unaudited)

Segment assets	$10,679,979	$10,895,494	$890,854	$558,250	$11,570,833	$11,453,744

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)
	2009	2008	2009	2008

Total consolidated revenue	$2,111,659	$4,142,698	$4,508,640	$7,522,593

Total income for reportable segments	$511,150	$1,725,223	$1,026,100	$2,861,975
Unallocated amounts relating to operations :
Amortization of prepaid expenses and professional fee	(40,128)	(116,381)	(76,934)	(237,414)

Income before income taxes and Non-controlling interest	$471,022	$1,608,842	$949,166	$2,624,561

Xinyinhai Technology, Ltd.
Notes to Condensed Consolidated Financial Statements
For the three months and six months ended June 30, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

13.           Segment information (Cont’d)

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets

Total assets for reportable segments	$11,570,833	$11,453,744
Unallocated amounts relating to operations :-
Prepaid expenses	12,722	87,693
Building and land-use-right	3,767,472	3,708,052
Other receivables	36,110	36,160
Cash and cash equivalents	3,153	3,223

Total	$15,390,290	$15,288,872

All of the Company’s long-lived assets and customers are located in the PRC.  Accordingly, no geographic information is presented.

14.          Subsequent Events

Effective this quarter, the Company implemented SFAS No. 165. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact our financial position or results of operations. The Company evaluated all events or transactions that occurred after June 30, 2009 up through August 14, 2009, the date these financial statements were issued. During this period the Company did not have any material recognizable subsequent events.

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The current global recession has reduced demand for capital goods in China.  As of the first six months of 2009, this situation had a negative impact on both of our business segments.  Overall, our revenue during the six months ended June 30, 2009 decreased by 40% to $4,508,640 from $ 7,522,593 achieved during the six months ended June 30, 2008.  Our revenue during the three months ended June 30, 2009 decreased by 49% to $2,111,659 from $ 4,142,698 achieved during the three months ended June 30, 2008.  The decrease was most dramatic in our equipment distribution business, where revenues declined by 69% to $758,670 during the six months ended June 30, 2009 from $2,457,691 during the same period of 2008, and from $1,478,359 during the second quarter of 2008 to $221,766 during the second quarter of 2009.  The decline in equipment distribution reflected delays in the construction of new manufacturing facilities in China, as potential customers wait to see whether demand for their products is revived.  The decline reversed a surge in equipment sales that we had experienced in 2008, and returned this business segment to a 17% contribution to our overall revenue during the first six months ended June 30, 2009, a level similar to our experience in 2007 and 2006.  The future of this business segment will depend, in part, on the success of the recent economic stimulus initiated by the Government of China.

Revenue from our printing business fell by 26% to $3,749,970 during the six months ended June 30, 2009, compared to $5,064,902 during the same period of 2008. During the three months ended June 30, 2009, the revenue from our printing business decreased by 29% to $1,889,893, compared to $2,664,339 during the same period of 2008.  The decline occurred, in part, due to the weakening of the Chinese banking industry, as many of our customers are conserving cash pending stabilization of the international credit markets.  The decline also occurred because we moved our entire production operation to a larger facility at the end of 2008, which interfered with our printing business.  Today, however, our new facility is fully operational, and we expect the traditional growth of our printing business to be renewed.

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

The 36% gross margin realized by our subsidiary, Harbin Golden Sea, on sales during the six and three months ended June 30, 2009 was lower than the 40% gross margin realized during the six and three months ended June 30, 2008.  The reason for the fall-off was the sharp decline in profits from equipment sales during the six and three months ended June 30, 2009.  The decline in demand for our cutting machinery forced us to price our sales aggressively, which reduced margins on equipment sales in the recent quarter.  Our expectation for the future is that our gross margin from printing services will average approximately 45%, albeit within a range of 35% to 50%, depending on the components of the business.  If we obtain the funding necessary to expand our printing capacity, we expect the printing portion of its business to grow faster than the equipment sales business.  If that occurs, overall gross margin should increase towards the higher margins that printing has historically produced.

During the six months ended June 30, 2009, we reduced our total expenses by 8.4% to $706,751, compared to $771,851 during the same period of 2008. This reduction was achieved despite a 48% increase in depreciation and amortization and $13,448 increase in our selling and distribution expenses during the first six months of 2009.  These increases were counterbalanced by the favorable results of our continuing efforts to achieve efficiencies in our operations, leading to a decrease of $78,548 in our general and administration expenses for the first half of 2009.  Likewise, our total expenses during the three months ended June 30, 2009 was reduced by 29% to $299,372, compared to $422,882 during the same period of 2008. When demand for our products returns to prior levels, we expect that the ratio of our selling expense to revenues will return to the lower levels that we consistently achieved in prior periods.

Commencing in 2008, we became subject to preferential Chinese income tax rates of 9% for 2008, 10% for 2009 and 11% for 2010, respectively.  As a result of this government allowance, we were taxed at a 9% rate in the first six months of 2008, causing an expense of $303,351, and at a 10% rate in the first quarter of 2009, causing an expense of $122,675. The reduction in our tax liability was attributed to our decreased income during the six months ended June 30, 2009, compared to the same period of 2008.

The operations of our subsidiary, Harbin Golden Sea, earned a net income of $921,930 during the first six months of 2009 and $460,125 during the second quarter of 2009.  However, because we own only 90% of Harbin Golden Sea, we deducted a “noncontrolling interest” of $92,193 and $46,012 respectively during the six and three months ended June 30, 2009 before recognizing net income on our Statements of Income and Comprehensive Income.  After that deduction and taking into account the income and expenses incurred by the parent corporation, our net income for the first six months and second quarter of 2009 was $734,298 and $367,009, respectively, representing $0.04 and $0.02 per share.

Our business operates primarily in Chinese RMB, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the six and three months ended June 30, 2009, the effect of converting our financial results to Dollars was to reduce our comprehensive income by $16,844 and $368.

Liquidity and Capital Resources

Since our subsidiary, Harbin Golden Sea, was organized in 1998, the growth of its operations has been funded by contributions to capital by our Chairman, Mrs. Tian.  With the $2.4 million that she invested, Harbin Golden Sea built its facilities and funded its operations, resulting in profitable operations for the past several years.  As a result, at June 30, 2009, we had working capital totaling $8,156,865 (an increase of $858,982 since the end of 2008) and no long-term liabilities.

Our $332,070 in net cash flow from operations during the six months ended June 30, 2009 was less than half of our net income of $734,298 during the same period.  The primary reason for the discrepancy was the $576,298 increase in our trade receivables during 2009.  In 2008 and the first six months of 2009 our trade receivables have increased disproportionately to our sales due to the ongoing international financial crisis.  Our customers are primarily Chinese banks, and the restriction of international credit lines has adversely affected their liquidity.  To assist them in meeting their cash obligations, we have extended the credit terms afforded to the majority of our customers.  This led to the disproportionate increase in our trade receivables.  As we enter the second half of 2009, there is increased availability of credit within the international banking system, and our customers are better able to meet their payment obligations.  We anticipate, therefore, that our trade receivables will decrease in future periods until swelled by increased sales.

Our cash position increased by $137,594 during the first six months of 2009, as we slowed our growth to conserve cash.  Our only capital expenditure during the first six months of 2009 was the use of $193,341 to increase the equipment in our new manufacturing facility.

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

Evaluation of Disclosure Controls and Procedures.  Tian Ling, our Chief Executive Officer, and Du Song, our Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2009.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, Mrs. Tian and Ms. Du concluded that the Company’s system of disclosure controls and procedures was effective as of June 30, 2009 for the purposes described in this paragraph.

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

XINYINHAI TECHNOLOGY, LTD.

Date: August 13, 2009	By:	/s/ Tian Ling
Tian Ling, Chief Executive Officer

	By:	/s/ Du Song
Du Song, Chief Financial Officer