Form 10-Q
period 2009-09-30
XINYINHAI TECHNOLOGY, LTD.
filed 2009-11-16
CIK 1307624

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
November 13, 2009
Common Voting Stock: 19,484,029

Xinyinhai Technology, Ltd.
Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2009 and 2008

Index to Condensed Consolidated Financial Statements

Pages

Condensed Consolidated Balance Sheets	1

Condensed Consolidated Statements of Income and Comprehensive Income	2

Condensed Consolidated Statements of Cash Flows	3

Notes to Condensed Consolidated Financial Statements	4 - 16

Xinyinhai Technology, Ltd.
Condensed Consolidated Balance Sheets
As of September 30, 2009 and December 31, 2008
(Stated in US Dollars)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$4,399,745	$495,060
Trade receivables (Net of allowance for doubtful accounts of $6,038 for 2009 and $6,024 for 2008)	2,835,510	2,901,909
Inventories (Note 6)	1,613,833	1,950,544
Other receivable, deposits and prepayments (Note 7)	3,144,504	3,680,640
Prepaid expenses (Note 8)	-	87,693

Total Current Assets	11,993,592	9,115,846

Property, plant and equipment, net (Note 9)	5,237,697	5,103,480
Land-use-right	1,048,935	1,069,546

TOTAL ASSETS	$18,280,224	$15,288,872

LIABILITIES AND EQUITY

Current Liabilities
Collateralized bank loans (Note 11)	$2,934,000	$-
Trade payable	592,004	899,141
Customer deposits	1,301	117,221
Other payable and accrued liabilities (Note 10)	60,659	652,170
Value added tax payable	173,632	111,718
Income tax payable	32,191	37,713

TOTAL LIABILITIES	3,793,787	1,817,963

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common stock (Note 12)	19,484	19,484
Additional paid-in capital	3,294,543	3,294,543
Retained earnings	7,003,759	6,184,913
Statutory reserves	1,358,139	1,276,013
Accumulated other comprehensive income	1,330,423	1,329,779

TOTAL XINYINHAI TECHNOLOGY, LTD. STOCKHOLDERS’ EQUITY	13,006,348	12,104,732

NON-CONTROLLING INTEREST (NOTE 3)	1,480,089	1,366,177

TOTAL LIABILITIES AND EQUITY	$18,280,224	$15,288,872

See the accompanying notes to condensed consolidated financial statements

Xinyinhai Technology, Ltd.
Condensed Consolidated Statements of Income and Comprehensive Income
For the three and nine months ended September 30, 2009 and 2008
(Unaudited)
(Stated in US Dollars)

	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2009	2008	2009	2008

Revenues (Note 3)	1,921,858	3,143,423	6,430,498	10,666,016
Cost of revenues	(1,338,697)	(2,017,430)	(4,213,878)	(6,521,285)

Gross profit	583,161	1,125,993	2,216,620	4,144,731

Operating expenses
Selling and distribution expenses	82,766	79,497	270,729	254,012
General and administrative expenses	284,408	299,965	803,196	897,301

Total expenses	367,174	379,462	1,073,925	1,151,313

Income from operations	215,987	746,531	1,142,695	2,993,418
Other income	-	10,278	16,411	386,528
Interest income	4,410	9,470	10,457	10,894

Income before income taxes and non-controlling interest	220,397	766,279	1,169,563	3,390,840
Income taxes (Note 4)	(32,090)	(361)	(154,765)	(303,712)

Net income	188,307	765,918	1,014,798	3,087,128
Net income attributable to non-controlling interest	(21,633)	(94,742)	(113,826)	(307,087)

Net income attributable to Xinyinhai Technology, Ltd. stockholders	166,674	671,176	900,972	2,780,041

Net income	188,307	765,918	1,014,798	3,087,128

Other comprehensive income
Foreign currency translation adjustments	17,574	35,798	730	976,820

Comprehensive income	205,881	801,716	1,015,528	4,063,948

Comprehensive income attributable to non-controlling interest	(23,403)	(98,322)	(113,912)	(404,769)

Comprehensive income attributable to Xinyinhai Technology, Ltd. stockholders	182,478	703,394	901,616	3,659,179

Earnings per share attributable to Xinyinhai Technology, Ltd. stockholders (Note 5) : basic and diluted	$0.01	$0.03	$0.05	$0.14

Weighted average number of common stock outstanding	19,484,029	19,448,159	19,484,029	20,566,363

See the accompanying notes to condensed consolidated financial statements

Xinyinhai Technology, Ltd.
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2009 and 2008
(Stated in US Dollars)

	Nine months ended September 30, (Unaudited)
	2009	2008
Cash flows from operating activities
Net income attributable to Xinyinhai Technology Ltd. Stockholders	$900,972	$2,780,041
Adjustments to reconcile net income attributable to Xinyinhai Technology Ltd. to net cash provided by/(used in) operating activities:
Depreciation and amortization	450,846	284,557
Other income	(4,000)	(376,250)
Non-controlling interest	113,826	307,087
Loss on disposal of property, plant and equipment	-	3,749
Changes in operating assets and liabilities
Restricted cash	-	395,701
Trade receivables	66,394	(2,282,748)
Inventories	336,711	(616,591)
Other receivable, deposits and prepayments	536,137	(304,855)
Trade payable	(307,138)	(25,682)
Bills payable	-	(395,701)
Customers deposits	(115,920)	178,485
Other payable and accrued liabilities	(587,511)	(51,678)
Income tax payable	(5,521)	-
Value added tax payable	61,913	(64,134)

Net cash flows provided by/(used in) operating activities	1,446,709	(168,019)

Cash flows from investing activities

Payments to acquire property, plant and equipment and land use right	(476,673)	(958,197)
Proceeds from disposal of property, plant and equipment	-	287

Net cash flows used in investing activities	(476,673)	(957,910)

Cash flows from financing activity

Collateralized bank loan	2,934,000	-

Net cash flows provided by financing activity	2,934,000	-

Effect of foreign currency translation on cash and cash equivalents	649	121,522

Net increase/(decrease) in cash and cash equivalents	3,904,685	(1,004,407)

Cash and cash equivalents - beginning of period	495,060	1,308,877

Cash and cash equivalents - end of period	$4,399,745	$304,470

Supplemental disclosures for cash flow information

Interest paid	$35,893	$-
Income taxes paid	$157,716	$314,681

See the accompanying notes to condensed consolidated financial statements

Xinyinhai Technology, Ltd.
Notes to Condensed Consolidated Financial Statements
For the three months and nine months ended September 30, 2009 and 2008 (Unaudited)
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

The Company also earned approximately 15% of its revenue for the current reporting period from its position as a distributor of plasma arc cutting machinery and consumable parts.  The plasma arc cutting systems are designed to provide metal workers with clean cuts for metal work that permits little tolerance for error, and are well-known worldwide.

Xinyinhai Technology, Ltd.
Notes to Condensed Consolidated Financial Statements
For the three months and nine months ended September 30, 2009 and 2008 (Unaudited)
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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three months and nine months periods have been made.  Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.  The condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, trade receivables, other receivables and deposits.  As of September 30, 2009 and December 31, 2008, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.  With respect to trade receivables, other receivables and deposits, the Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral.  The Company maintains an allowance for doubtful accounts of trade receivables.

Xinyinhai Technology, Ltd.
Notes to Condensed Consolidated Financial Statements
For the three months and nine months ended September 30, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

3.            Summary of significant accounting policies (Cont’d)

Concentrations of credit risk (cont’d)

During the reporting periods, customers representing 10% or more of the Company’s consolidated sales are:

	Three months ended September 30, (unaudited)		Nine months ended September 30, (unaudited)
	2009	2008	2009	2008

Company A	374,354	316,291	1,427,625	492,765
Company B	200,649	55,699	678,262	55,699
Company C	138,132	178,209	828,109	615,760
Company D	94,683	374,955	463,117	1,374,212
Company E	19,753	180,279	243,487	1,214,192

	827,571	1,105,433	3,640,600	3,752,628

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

Bad debts were written off when identified.  The Company does not accrue interest on trade receivables.

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
For the three months and nine months ended September 30, 2009 and 2008 (Unaudited)
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

Stock-based compensation

The Company adopted the SFAS No. 123R "Share-Based Payment" (ASC 718) using the modified prospective method.  Under ASC 718, equity instruments issued to service providers for their services are measured at the grant-date fair value and recognized in the statement of income and comprehensive income over the vesting period.

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

(b)
Revenue from sale of the equipment and associated spare parts is recognized at the time of delivery of products to customers and when the title and ownership are passed to the customers.  Revenue from the resale of equipment and associated spare parts is recognized on a gross basis pursuant to the guidance of Topic 605-45 of EITF 99-19, since the Company is acting as a principal, rather than as another company’s agent.  The Company is a re-distributor of Hypertherm products, including the whole machines and the spare parts and responsible for the after-sale service, which include repair and maintenance of the machines.  The Company also assigns its engineers to provide assistance to its customers if they have trouble setting up the machines or if the machines malfunction.

Xinyinhai Technology, Ltd.
Notes to Condensed Consolidated Financial Statements
For the three months and nine months ended September 30, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

3.            Summary of significant accounting policies (Cont’d)

Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with SFAS No. 128 “Earnings Per Share” (ASC 260).  Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented.  The weighted average number of shares of the Company represents the common stock outstanding during the periods.

Recently issued accounting standards

In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of Accounting Standards update, 2009-13 will have on the Company’s financial statement upon adoption.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASC Update 2009-05”), an update to ASC 820, Fair Value Measurements and Disclosures. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009-05. ASC Update 2009-05 will become effective for the Company’s annual financial statements for the year ended December 31, 2009. The management is in the process of evaluating the impact of ASC Update 2009-05 will have on the Company’s financial statement upon adoption.

FASB Accounting Standards Codification (Accounting Standards Update “ASU” 2009-1). In June 2009, the Financial Accounting Standard Board (“FASB”) approved its Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification is effective for interim or annual financial periods ending after September 15, 2009 and impacts our financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of our financial statements or disclosures as a result of implementing the Codification.

As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Xinyinhai Technology, Ltd.
Notes to Condensed Consolidated Financial Statements
For the three months and nine months ended September 30, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

3.            Summary of significant accounting policies (Cont’d)

Recently issued accounting standards (Cont'd)

Consolidation of Variable Interest Entities – Amended (To be included in ASC 810 “Consolidation”, previously SFAS 167 “Amendments to FASB Interpretation No. 46(R)”). SFAS 167 amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to require an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. SFAS 167 also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

Accounting for Transfers of Financial Assets (To be included in ASC 860 “Transfers and Servicing”, previously SFAS No. 166, “Accounting for Transfers of Financial Assets - an Amendment of FASB Statement No. 140.”). SFAS 166 addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, SFAS 166 removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. SFAS 166 is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

Subsequent Events (Included in ASC 855 “Subsequent Events”, previously SFAS No. 165). SFAS No.165, “Subsequent Events” establishes accounting and disclosure requirements for subsequent events. SFAS 165 details the period after the balance sheet date during which we should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which we should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. We adopted this statement effective June 1, 2009 and have evaluated all subsequent events through the filing date with the SEC.

Interim Disclosures about Fair Value of Financial Instruments (Included in ASC 825 “Financial Instruments”, previously FSP SFAS No. 107-1). This guidance requires that the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, be included in interim financial statements. This guidance also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 was effective for interim periods ending after September 15, 2009. The adoption of FSP 107-1 has no material impact on the Company’s financial statements.

Xinyinhai Technology, Ltd.
Notes to Condensed Consolidated Financial Statements
For the three months and nine months ended September 30, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

3.            Summary of significant accounting policies (Cont’d)

Recently issued accounting standards (Cont'd)

Investments - Debt and Equity Securities - Overall - Transition and Open Effective Date Information (Included in ASC 320-10-65, previously FASB Staff Position No. 115-2 and Statement of Financial Accounting Standards No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”). ASC 320-10-65 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and securities with unrealized losses. The adoption of this statement has no material impact on the Company’s financial statements.

Fair Value Measurements and Disclosures (Included in ASC 820, previously FSP No. 157-4, “Determining Whether a Market is Not Active and a Transaction Is Not Distressed”.) FSP No. 157-4 clarifies when markets are illiquid or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. FSP No. 157-4 identifies factors to be considered when determining whether or not a market is inactive. FSP No. 157-4 would be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. The adoption of this standard has no material effect on the Company's financial statements.

Business Combinations (Included in ASC 805, previously FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”). FSP 141R-1 amends the provisions in FASB Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in evaluating the impact of SFAS 141(R). The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

Intangibles-Goodwill and Other (Included in ASC 350”, previously FASB staff position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of this standard has no material effect on the Company's financial statements.

Business Combinations (Included in ASC 805 “Business Combinations”, previously SFAS No. 141(R)). This ASC guidance revised SFAS No. 141, “Business Combinations” and addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. The adoption of this standard has no material impact on the Company’s financial statements.

Xinyinhai Technology, Ltd.
Notes to Condensed Consolidated Financial Statements
For the three months and nine months ended September 30, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

3.            Summary of significant accounting policies (Cont’d)

Recently issued accounting standards (Cont'd)

Noncontrolling Interests (Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We adopted SFAS 160 on January 1, 2009. As a result, we have reclassified financial statement line items within our Condensed Consolidated Balance Sheets and Statements of Income and Comprehensive Income for the prior period to conform to this standard.

4.            Income taxes

The Company is subject to the United States of America tax law at a tax rate of 34%.  It had no taxable income for income tax purposes for the three and nine months ended September 30, 2009 and 2008.  The Company has not provided deferred taxes on undistributed earnings of its non-U.S. subsidiaries as of September 30, 2009 and December 31, 2008, as it is the Company’s current policy to reinvest these earnings in non-U.S. operations.

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
For the three months and nine months ended September 30, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

5.             Earnings per share - basic and diluted

The basic and diluted earnings per share is calculated using the net income and the weighted average number of common stock outstanding during the reporting periods.

The basic and diluted earnings per share are the same as the warrants granted to external financial advisors were anti-dilutive.

6.	Inventories	September 30,	December 31,
		2009	2008
		(Unaudited)

	Raw materials	$944,489	$1,303,481
	Work in progress	87,445	228,524
	Finished goods	581,899	418,539

		1,613,833	$1,950,544

Xinyinhai Technology, Ltd.
Notes to Condensed Consolidated Financial Statements
For the three months and nine months ended September 30, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

7.            Other receivable, deposits and prepayments

	September 30,	December 31,
	2009	2008
	(Unaudited)

Deposits	$377,044	$439,702
Retention money	57,213	46,793
Advances to staff	253,537	150,630
Receivable for disposal of building (Note)	2,420,550	3,007,350
Other receivables	36,160	36,165

	3,144,504	$3,680,640

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

By September 30 2009, the Buyer had paid the Company RMB 4,000,000 of the RMB 10,250,000 due on that date. The remaining RMB6,250,000 is outstanding, because the Buyer increased its investment in 2009 for their business development, which resulted in tightened cash flow.  On June 30, 2009 the Company made a supplemental agreement with the Buyer, in which the Buyer has agreed to settle the entire balance before December 31, 2009.  If it fails to meet the revised payment terms, it is mandatory that the Buyer pay the Company at an interest rate which is 20% higher than the general bank interest rate during the extended period.

The Company has not reserved against this receivable because the Company believes that it is unlikely the Buyer would fail to meet the payment terms, due to the penalties involved.  By the end of 2009, if the Buyer does not meet the revised payment terms, the Company will reconsider the necessity for an allowance.

8.	Prepaid expenses	September 30,	December 31,
		2009	2008
		(Unaudited)

	Prepaid consultancy fees	$218,000	$673,000
	Amortization	(218,000)	(261,557)

		-	411,443
	Termination of consulting agreements	-	(323,750)

		-	$87,693

Xinyinhai Technology, Ltd.
Notes to Condensed Consolidated Financial Statements
For the three months and nine months ended September 30, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

9.	Property, plant and equipment, net	September 30,	December 31,
		2009	2008
		(Unaudited)

	Building	$3,887,354	$3,499,037
	Plant and machinery	2,777,986	2,693,877
	Motor vehicles	390,842	389,602
	Furniture, fixtures and equipment	92,613	89,248

		7,148,795	6,671,764
	Accumulated depreciation	(1,911,098)	(1,568,284)

	Property, plant and equipment, net	5,237,697	$5,103,480

10.	Other payables and accrued liabilities	September 30,	December 31,
		2009	2008
		(Unaudited)

	Other payables	$32,799	$553,899
	Accrued statutory staff welfare and salaries	17,700	47,111
	Accrued liabilities	10,160	51,160

		$60,659	$652,170

11.	Collateralized bank loans	September 30,	December 31,
		2009	2008
		(Unaudited)

	Bank loans repayable within 1 year	$2,934,000	-

The above bank loans are denominated in RMB and carry an average interest rate at 5.31% per annum.  The bank loan as of September 30, 2009 was collateralized by land use rights and buildings with carrying values of $1,048,935 and $2,880,897 respectively.

12.          Stockholders’ equity

Common stock

	No. of shares	Amount
Authorized:

Common stock at USD0.001 par value	40,000,000	$40,000

Issued and outstanding:

As of September 30, 2009 and December 31, 2008	19,484,029	$19,484

Xinyinhai Technology, Ltd.
Notes to Condensed Consolidated Financial Statements
For the three months and nine months ended September 30, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

13.           Defined contribution plan

The Company has a defined contribution plan for all its qualified employees in the PRC.  The Company and its employees are each required to make contributions to the plan at the rates specified in the plan.  The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in future years.  The defined contribution plan contributions were charged to the statement of income and comprehensive income.  The Company contributed $89,338 and $46,073 for the nine months ended September 30, 2009 and 2008 respectively.

14.           Segment information

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

	Printing Products		Trading of Equipment		Total
	Nine months ended Septermber 30, (Unaudited)		Nine months ended Septermber 30, (Unaudited)		Nine months ended Septermber 30, (Unaudited)
	2009	2008	2009	2008	2009	2008

Revenues	$5,447,406	$7,350,434	$983,092	$3,315,582	$6,430,498	$10,666,016
Segment profit	$1,188,628	$2,960,862	$104,398	$340,894	$1,293,026	$3,301,756

	Three months ended September 30, (Unaudited)		Three months ended September 30, (Unaudited)		Three months ended September 30, (Unaudited)
	2009	2008	2009	2008	2009	2008

Revenues	$1,697,436	$2,285,531	$224,422	$857,892	$1,921,858	$3,143,423
Segment profit	$237,705	$786,487	$29,221	$2,263	$266,926	$788,750

	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2009	2008	2009	2008	2009	2008
	(Unaudited)		(Unaudited)		(Unaudited)

Segment assets	$14,050,394	$10,895,494	$1,303,049	$558,250	$15,353,443	$11,453,744

Xinyinhai Technology, Ltd.
Notes to Condensed Consolidated Financial Statements
For the three months and nine months ended September 30, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

14.           Segment information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2009	2008	2009	2008

Total consolidated revenue	$1,921,858	$3,143,423	$6,430,498	$10,666,016

Total income for reportable segments	$266,926	$788,750	$1,293,026	$3,301,756
Unallocated amounts relating to operations:
Other income	4,000	-	4,000	376,250
Amortization of prepaid expenses and professional fee	(50,529)	(22,471)	(127,463)	(287,166)

Income before income taxes and Non-controlling interest	$220,397	$766,279	$1,169,563	$3,390,840

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets

Total assets for reportable segments	$15,353,443	$11,453,744
Unallocated amounts relating to operations:
Prepaid expenses	-	87,693
Building	2,887,503	3,708,052
Other receivables	36,160	36,160
Cash and cash equivalents	3,118	3,223

Total	$18,280,224	$15,288,872

All of the Company’s long-lived assets and customers are located in the PRC.  Accordingly, no geographic information is presented.

15.           Subsequent Events

Effective this quarter, the Company implemented SFAS No. 165.  This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The adoption of SFAS 165 did not impact our financial position or results of operations.  The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 14, 2009, the date these financial statements were issued.  During this period the Company did not have any material recognizable subsequent events.

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The current global recession has reduced demand for capital goods in China.  As of the first nine months of 2009, this situation had a negative impact on both of our business segments.  Overall, our revenue during the nine months ended September 30, 2009 decreased by 40% to $6,430,498 from $10,666,016 achieved during the nine months ended September 30, 2008.  Our revenue during the three months ended September 30, 2009 decreased by 39% to $1,921,858 from $3,143,423 achieved during the three months ended September 30, 2008.  The decrease was most dramatic in our equipment distribution business, where revenues declined by 70% to $983,092 during the nine months ended September 30, 2009 from $3,315,582 during the same period of 2008, and from $857,892 during the third quarter of 2008 to $224,422 during the third quarter of 2009.  The decline in equipment distribution reflected delays in the construction of new manufacturing facilities in China, as potential customers wait to see whether demand for their products is revived.  The decline reversed a surge in equipment sales that we had experienced in 2008, and returned this business segment to a 15% contribution to our overall revenue during the nine months ended September 30, 2009, a level similar to our experience in 2007 and 2006.  The future of this business segment will depend, in part, on the success of the recent economic stimulus initiated by the Government of China.

Revenue from our printing business fell by 26% to $5,447,406 during the nine months ended September 30, 2009, compared to $7,350,434 during the same period of 2008.  During the three months ended September 30, 2009, the revenue from our printing business decreased by 26% to $1,697,436, compared to $2,285,531 during the same period of 2008.  The decline occurred, in part, due to the weakening of the Chinese banking industry, as many of our customers are conserving cash pending stabilization of the international credit markets.  The decline also occurred because we moved our entire production operation to a larger facility at the end of 2008, which interfered with our printing business.  Today, however, our new facility is fully operational, and we expect the traditional growth of our printing business to be renewed.

Over the longer term, the continued revenue growth in our printing services business will require further capital investment.  As China’s banking industry rapidly modernizes, our customers demand additional product offerings similar to those available to the banking industry in Europe and the U.S.  Our ability to meet that demand will determine the long term growth of our business.  Immediately, the development of these new products will require substantial capital investment.  For that purpose, we secured a $2.9 million collateralized loan during the third quarter of 2009.

The 34% gross margin realized by our subsidiary, Harbin Golden Sea, on sales during the nine months ended September 30, 2009 (30% during the three month period) was lower than the 39% gross margin realized during the nine months ended September 30, 2008 (36% during the three month period).  The primary reason for the fall-off was the sharp decline in profits from equipment sales during the nine months ended September 30, 2009.  The decline in demand for our cutting machinery forced us to price our sales aggressively, which reduced margins on equipment sales in the recent quarter.  At the same time, the disruption in the Chinese banking industry forced us to reduce margins in our printing segment as well.  Our expectation for the future is that our gross margin from printing services will average approximately 45%, albeit within a range of 35% to 50%, depending on the components of the business.  Since we intend to devote the funds that we recently borrowed to expand our printing capacity, we expect the printing portion of its business to grow faster than the equipment sales business.  If that occurs, overall gross margin should increase towards the higher margins that printing has historically produced.

During the nine months ended September 30, 2009, we reduced our total expenses by 6.7% to $1,073,925, compared to $1,151,313 during the same period of 2008. This reduction was achieved despite a 58% increase in depreciation and amortization and $16,717 increase in our selling and distribution expenses during the first nine months of 2009.  These increases were counterbalanced by the favorable results of our continuing efforts to achieve efficiencies in our operations, leading to a decrease of $94,105 in our general and administration expenses for the first nine months of 2009.  Likewise, our total expenses during the three months ended September 30, 2009 was reduced by 3.2% to $367,174, compared to $379,462 during the same period of 2008. When demand for our products returns to prior levels, we expect that the ratio of our selling expense to revenues will return to the lower levels that we consistently achieved in prior periods.

Commencing in 2008, we became subject to preferential Chinese income tax rates of 9% for 2008, 10% for 2009 and 11% for 2010, respectively.  As a result of this government allowance, we were taxed at a 9% rate in the first nine months of 2008, causing an expense of $303,712 and at a 10% rate in the first nine months of 2009, causing an expense of $154,765. The reduction in our tax liability was attributed to our decreased income during the nine months ended September 30, 2009, compared to the same period of 2008.

The operations of our subsidiary, Harbin Golden Sea, earned a net income of $1,014,798 during the first nine months of 2009 and $188,307 during the third quarter of 2009.  However, because we own only 90% of Harbin Golden Sea, we deducted a “noncontrolling interest” of $113,826 and $21,633 respectively during the nine and three months ended September 30, 2009 before recognizing net income on our Statements of Income and Comprehensive Income.  After that deduction and taking into account the income and expenses incurred by the parent corporation, our net income attributable to the shareholders of Xinyinhai Technology for the first nine months and third quarter of 2009 was $900,972 and $166,674, respectively, representing $0.05 and $0.01 per share.

Our business operates primarily in Chinese RMB, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the nine and three months ended September 30, 2009, the effect of converting our financial results to Dollars was to increase our comprehensive income by $730 and $17,574.

Liquidity and Capital Resources

Since our subsidiary, Harbin Golden Sea, was organized in 1998, the growth of its operations has been funded by contributions to capital by our Chairman, Mrs. Tian.  With the $2.4 million that she invested, Harbin Golden Sea built its facilities and funded its operations, resulting in profitable operations for the past several years.  As a result, at September 30, 2009, we had working capital totaling $8,199,805 (an increase of $901,922 since the end of 2008) and no long-term liabilities.

However, Harbin Golden Sea’s business plan calls for significant investment in the growth of Harbin Golden Sea during the next twelve months.  We plan to purchase new equipment for our new production facility.  We also plan to invest in the development of additional product lines.  To accomplish those goals, during the third quarter of 2009, we obtained a $2.9 million bank loan collateralized by our real property.  The loan bears interest at 5.31% per annum and is due in the third quarter of 2010.  We will utilize the borrowed funds to implement the capital improvements necessary for our growth.

During the third quarter of 2009 our operations produced $1,114,639 in net cash, representing 77% of our net cash from operations for the nine months ended September 30, 2009.  The improvement in cash flow in the third quarter was primarily due to the fact that we reduced our trade receivables in the quarter by $642,692.  In 2008 and the first nine months of 2009 our trade receivables have increased disproportionately to our sales due to the ongoing international financial crisis.  Our customers are primarily Chinese banks, and the restriction of international credit lines has adversely affected their liquidity.  To assist them in meeting their cash obligations, we extended the credit terms afforded to the majority of our customers.  This led to the disproportionate increase in our trade receivables.  In the third quarter of 2009, there has increased availability of credit within the international banking system, and our customers have been better able to meet their payment obligations.  We anticipate, therefore, that our trade receivables will increase or decrease in future periods in proportion to the increases or decreases in our sale revenue.

With the proceeds of our new bank loan and the satisfaction of our receivables, we held $4.4 million in cash and equivalents at September 30, 2009.  We will have no debt payment obligations until the bank line comes due next year.  And, in accordance with customary banking practice in China, we expect that the bank loan will be extended when it reaches maturity, provided that our financial results are satisfactory to the bank.  For that reason, we expect our liquidity will be sufficient in the next year to fund our ongoing operations as well as our near-term growth.

 Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Tian Ling, our Chief Executive Officer, and Du Song, our Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2009.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, Mrs. Tian and Ms. Du concluded that the Company’s system of disclosure controls and procedures was effective as of September 30, 2009 for the purposes described in this paragraph.

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

XINYINHAI TECHNOLOGY, LTD.

Date: November 16, 2009	By: /s/ Tian Ling
Tian Ling, Chief Executive Officer

By: /s/ Du Song
Du Song, Chief Financial Officer