Form 10-K/A
period 2008-12-31
XINYINHAI TECHNOLOGY, LTD.
filed 2010-01-08
CIK 1307624

UNITED STATES

  SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

                       DOCUMENTS INCORPORATED BY REFERENCE:  None

Amendment No. 1

This amendment is being filed in order to make the following changes to the text originally filed:

•

Restate the Statement of Cash Flows to modify the treatment of the Company’s sale of realty, and amend the related discussion in the Management’s Discussion and Analysis;

•

Modify the disclosure in Note 6 to the Consolidated Financial Statements  regarding warrants outstanding at December 31, 2007; and

•

Modify Item (b) in Note 13 to the Consolidated Financial Statements and add Item (c) to Note 13.

Except as set forth above, the disclosures in this document have not been amended or updated.  For current information regarding the Company, please refer to the filings made by the Company during the fiscal year ending December 31, 2009.

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

Despite net income of $3,037,947 during 2008 our operations provided $2,498,850 in cash.  Our net cash from operations was approximately equal to net income less depreciation and minority interest. This occurred because we collected $1,578,528 in repayment of “other receivables,” which offset a $1,396,031 increase in our trade receivables, which resulting from the increase in sales during 2008, and a $658,723 increase in inventories, which reflects our preparation for increased sales in the future.

Our cash position fell by $813,817 during 2008, due primarily to the funds that we applied to the development of our new manufacturing facility.  In addition, during the first six months of 2008 we applied cash to the acquisition of a 12 story office building in Harbin that we purchased for $3,483,465, of which we paid $2,699,850 during 2007.  In August 2008, however, we cancelled that project, and sold the building to an unrelated third party for an amount equal to our original purchase price.

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

January 7, 2010

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

See the accompanying notes to consolidated financial statements

XINYINHAI TECHNOLOGY, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2008

(Stated in US Dollars)

	Year ended December 31,
	2008	2007

Cash flows from operating activities
Net income	$3,037,947	$2,649,347
Adjustments to reconcile net income to net cash (used) provided by operating activities:-
Other income	(376,250)	-
Depreciation on property, plant and equipment	291,231	256,122
Amortization of prepaid expenses	121,294	711,369
Value of common stock and warrant issued to a consultant	70,000	197,500
Minority interests	335,885	402,402
Loss on disposal of property, plant and equipment	7,627	26,820
Amortization of land-use-right	2,055	-
Allowance of doubtful accounts and bad debts written off	12,424	8,524
Changes in operating assets and liabilities:-
Restricted cash	402,179	(363,409)
Trade receivables	(1,396,031)	(282,461)
Inventories	(658,723)	(251,365)
Other receivable, deposits and prepayments	1,578,528	350,718
Trade payable	32,179	393,859
Bills payable	(397,854)	363,409
Customer deposits	(198,877)	78,434
Other payables and accrued liabilities	(361,281)	31,007
Income taxes payable	37,057	-
Value added tax payable	(40,540)	30,534

Net cash flows provided by operating activities	2,498,850	4,602,810

Cash flows from investing activities
Payments to acquire property, plant and equipment and land-use right	(4,247,572)	(4,891,729)
Proceeds from disposal of property, plant and equipment	806,311	8,032

Net cash flows used in investing activities	(3,441,261)	(4,883,697)

Effect of foreign currency translation on cash and cash equivalents	128,594	36,625

Net decrease in cash and cash equivalents	(813,817)	(244,262)

Cash and cash equivalents, beginning of year	1,308,877	1,553,139

Cash and cash equivalents, end of year	$495,060	$1,308,877

Non-cash investing activity:
Other receivable of sale proceed from disposal of property,
plant and equipment	$3,007,350	$ -

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

The basic and diluted earnings per share are the same as the warrants granted to external financial advisors were anti-dilutive.  The Company has issued 200,000 warrants as of December 31, 2008 and 200,000 warrants as of December 31, 2007.

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

(b)

The Company entered into an agreement with a consultant in 2007 pursuant to which, in November 2007, it issued to the consultant a five year warrant to purchase 200,000 shares for $1.50 per share in exchange for investor relations services.  The Company used the Black-Scholes option pricing method (Assumptions : volatility 149.52%, risk free rate 2.5%, five years expected life and zero dividend yield) to calculate the value of the warrant issued to the consultant.  Using these assumptions a value of approximately $141,000 was assigned to the warrant and was fully charged to the Statement of Operations in 2007.  The Company terminated its contract with the consultant in February 2008.

(c)

In 2008 the Company entered into a consultancy agreement with a consultant whereby the Company agreed to issue to the consultant 300,000 shares of common stock and five-year warrants to purchase 200,000 shares of the Company's common stock in exchange for services on introducing potential source of capital by the consultant.

The common stock and warrants were issued to the consultant on July 22, 2008.

The value of common stock issued to the consultant was measured with reference to the trading prices of the Company’s common stocks as quoted on the OTCBB on the date of grant.  The weighted-average grant-date fair value per share is $0.40.

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

13.

Stockholders’ equity (cont’d)

The Company used the Black-Scholes option pricing method (Assumptions: volatility 149.52%, risk free rate 2.5%, five years expected life and zero dividend yield) to calculate the value of the warrant issued to the consultant.  Using these assumptions a value of approximately $70,000 was assigned to the warrant and was fully charged to the Statement of Operations in 2008.

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