Form 10-K/A
period 2008-12-31
XINYINHAI TECHNOLOGY, LTD.
filed 2010-03-09
CIK 1307624

UNITED STATES

  SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

                       DOCUMENTS INCORPORATED BY REFERENCE:  None

EXPLANATORY NOTE

In January 2010 we filed Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2008 of Xinyinhai Technology, Ltd. (the “Company”) in response to comments by the Staff of the Securities and Exchange Commission (the “SEC”) in connection with its review of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 31, 2009 (the “Original Filing”).  The Original Filing was amended in Amendment No. 1 to: (1) reflect the receivable for the sale of an office building as a non-cash investing activity instead of presenting it as a cash activity (see below for more details); (2) amend Item 7 “Management’s Discussion and Analysis” to reflect the changes in (1) above; (3) modify the disclosure in note 6 to the consolidated financial statements and replace item (b) in note 13 to the consolidated financial statements in the Original Filing by items (b) and (c) in note 13 to the consolidated financial statements regarding the warrants issued and outstanding during the years ended December 31, 2008 and 2007.

This Amendment No. 2 to the Annual Report on Form 10-K is being filed in order to: (1) include this Explanatory Note; (2) correct the date on the Report of Independent Registered Public Accounting Firm; (3) include in Note 3 to the Consolidated Financial Statements an explanation under the heading “Restatement,” (4) further modify the disclosure in Note 6 to the Consolidated Financial Statements, and (5) amend items (b) and (c) in Note 13 to the Consolidated Financial Statements.

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Original Filing and of Amendment No. 1 that was affected by the restatement has been amended and restated in its entirety.  Unless otherwise indicated, this report speaks only as of the date of the Original Filing.  No attempt has been made in this Form 10-K/A to update other disclosures presented in the Original Filing.  This Form 10-K/A does not reflect events occurring after the date of the Original Filing or modify or update those disclosures, including the exhibits to Original Filing affected by subsequent events; however, this Form 10-K/A includes as exhibits 31.1, 31.2 and 32 new certifications by the Company’s Chief Executive Officer and Chief Financial Officer.

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

/s/ PKF

PKF

Certified Public Accountants

Hong Kong, China

March 30, 2009 except for consolidated statements of cash flows, paragraph headed “Basis of presentation and consolidation” in note 3, note 6, note 13(b) and note 13(c), as to which the date is January 26, 2010

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

Restatement

The Company has restated the consolidated financial statements as of December 31, 2008 in response to the comments from the United States Securities and Exchange Commission (the “SEC”) to (i) reflect the receivable for the sale of an office building as a non-cash investing activity instead of presenting it as a cash activity and (ii) modify the disclosure regarding the warrants issued and outstanding during the years ended December 31, 2008 and 2007.

(i)

Reflect the receivable for the sale of an office building as a non-cash investing activity instead of presenting it as a cash activity

The Company originally reflected the receivable of $3,007,350 for the sale of an office building that was outstanding as of December 31, 2008 as a cash activity under “cash flows from investing activities” in the consolidated statements of cash flows.  Upon consideration of the SEC’s comments, the Company decided to reflect the receivable as a non-cash investing activity.

(ii)

Modify the disclosure regarding the warrants issued and outstanding during the years ended December 31, 2008 and 2007

Upon consideration of the SEC’s comments, the Company decided to modify note 6 and replace the original note 13(b) by the new notes 13(b) and (c) to provide additional information of the warrants issued and outstanding during the years ended December 31, 2008 and 2007.

The following table sets forth the impact of the restatement in (i) above on the Company’s cash flows.

XINYINHAI TECHNOLOGY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.

Summary of significant accounting policies (Cont’d)

Consolidated Statements of Cash Flows

For the year ended December 31, 2008

		Impact
	Previously	Increase/
	reported	(decrease)	As restated

Net income	$3,037,947	$ -	$3,037,947
Adjustments to reconcile net income to net cash (used in)
provided by operating activities	(3,546,447)	3,007,350	(539,097)

Net cash flows (used in) provided by operating activities	(508,500)	3,007,350	2,498,850

Net cash flows used in investing activities	(433,911)	(3,007,350)	(3,441,261)

Effect of foreign currency translation on cash and cash
equivalents	128,594	-	128,594

Net decrease in cash and cash equivalents	(813,817)	-	(813,817)

Cash and cash equivalents, beginning of year	1,308,877	-	1,308,877

Cash and cash equivalents, end of year	$495,060	$ -	$495,060

Non-cash investing activity
Other receivable of sale proceed from disposal of property,
plant and equipment	$ -	$3,007,350	$3,007,350

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

The basic and diluted earnings per share are the same as the warrants granted to external financial advisors were anti-dilutive.  The Company had 400,000 and 200,000 outstanding warrants as of December 31, 2008 and 2007 respectively.

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