Form 10-K
period 2009-12-31
XINYINHAI TECHNOLOGY, LTD.
filed 2010-03-31
CIK 1307624

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

     (Mark one)

|X|           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

                or

|   |           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______________ to _____________

Commission file number: 0-51012

XINYINHAI TECHNOLOGY, LTD.
(Exact name of Registrant as specified in its charter)

Utah	87-0427336
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

No. 4 Yantai Road, Centralized Park, Haping Road, Harbin Development Zone, China 150060
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: 86-451-868-11118

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.    Yes __ No √

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes __ No √

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  √     No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes___ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. √

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer     Accelerated filer     Non-accelerated filer     Small reporting company    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No √

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2009 (the last day of the Registrant’s second fiscal quarter) was $3,204,647.

The number of shares outstanding of the issuer’s common stock, as of March 31, 2009 was 19,484,029.

DOCUMENTS INCORPORATED BY REFERENCE:  None

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains certain forward-looking statements regarding Xinyinhai Technology, Ltd. (“Xinyinhai Technology”), its business and its financial prospects.  These statements represent Management’s present intentions and its present belief regarding the Company’s future.

Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report.  A number of those risks are set forth in section 1A of this report, titled “Risk Factors.”

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

Harbin Golden Sea also earns a portion of its revenue (approximately 13% in 2009; 32% in 2008) from its position as a distributor of plasma arc cutting machinery and consumable parts manufactured by Hypertherm, Inc. of New Hampshire, U.S.A.  Hypertherm’s plasma arc cutting systems are designed to provide metal workers with clean cuts for metal work that permits little tolerance for error, and are well-known worldwide.

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

In recent years, the growth of Harbin Golden Sea’s business put a strain on its production capacity.  To alleviate that strain, at the end of 2008 Harbin Golden Sea relocated its production equipment from a 6,000 m2 facility to a nearby facility with 20,696.5 m2 of floor space.  In addition, during 2008 and 2009 Harbin Golden Sea invested approximately $1,700,000 in improvements to its new facility, including renovations to the building and installation of a gold stamping machine, slitting machine, four color rotary presses and a die cutting machine.  The additional production space has substantially increased Harbin Golden Sea’s production capacity, and should alleviate its capacity issues for the immediate future.

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

Harbin Golden Sea’s expense for research and development was $33,383 during 2007.  In 2008, however, Harbin Golden Sea suspended its research and development activities pending relocation to its new facility, and so it incurred no expense for research and development in either 2008 or 2009.

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

➢
Agricultural Bank of China.  One of the four state-owned banks in China, the Agricultural Bank of China has $372 billion in assets and branches throughout China. Harbin Golden Sea has the exclusive contract to provide specialty printing services for the branches located in four provinces of China.

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

During 2009 there were two customers that were each the source of more than ten percent of Harbin Golden Sea’s revenues:  Jilin Province Rural Credit Union (11%) and Heilongjiang Province Postal Savings Bank (10%).  During 2008 there was only one customer that was the source of more than ten percent of Harbin Golden Sea’s revenues.

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

Harbin Golden Sea purchases the systems from Hypertherm Singapore Inc. and resells them at prices determined by Harbin Golden Sea. Harbin Golden Sea also resells the consumables that customers must employ with the systems.  In 2008 Harbin Golden Sea realized a gross profit margin of 18% on the resale of the Hypertherm equipment.  In 2009 its gross margin on the distribution business increased to 21%, although revenue from the equipment distribution business fell from $4,397,281 in 2008 to $1,147,696 in 2009.

Insurance

Harbin Golden Sea currently maintains insurance protecting it against liability to its employees for work-related injuries and reimbursing Harbin Golden Sea for the cost of worker’s retirement plans, lay-offs and pregnancy leaves. Harbin Golden Sea has also purchased employee health insurance.

Employees

Harbin Golden Sea has 161 employees, all of whom are full-time employees.  21 employees are involved in administration; 12 in marketing and business development, 5 are research analysts, and the remainder are technical and factory workers.  None of Harbin Golden Sea’s employees belong to a labor union.

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

Under the New EIT Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.

China passed a new Enterprise Income Tax Law, or the New EIT Law, and its implementing rules, both of which became effective on January 1, 2008. Under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management bodies as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the New EIT Law and its implementation non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operation reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial properties, accounting books, corporate board and shareholder minutes are kept in China; and (iv) directors with voting rights or senior management are resident in China. Such resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

However, as our case substantially meets the foregoing criteria, there is a likelihood that we are deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. Second, although under the New EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2009 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

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

ITEM 3.                LEGAL PROCEEDINGS

None.

ITEM 4.                (RESERVED)

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

Bid
Period:	High	Low

Jan. 1, 2008 – Mar. 31, 2008	$ 1.09	$ .35
Apr. 1, 2008 – June 30, 2008	$ .65	$ .38
July 1, 2008 – Sep. 30, 2008	$ .55	$ .35
Oct. 1, 2008 – Dec. 31, 2008	$ .40	$ .17

Jan. 1, 2009 – Mar. 31, 2009	$ .43	$ .15
Apr. 1, 2009 – June 30, 2009	$ .43	$ .16
July 1, 2009 – Sep. 30, 2009	$ .31	$ .16
Oct. 1, 2009 – Dec. 31, 2009	$ .45	$ .17

(b)  Holders. Our shareholders list contains the names of 109 registered stockholders of record of the Company’s Common Stock.  Based upon information from nominee holders, the Company believes the number of owners of its Common Stock exceeds 300.

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

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders.	0	--	0
Equity compensation plans not approved by security holders	0	--	0
Total	0	--	0

(e)  Recent Sales of Unregistered Securities.

None.

 (f)  Repurchase of Equity Securities.  The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2009.

ITEM 6.               SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The current global recession has reduced demand for capital goods in China.  During 2009, this situation had a negative impact on both of our business segments.  Overall, our revenue during 2009 decreased by 37% to $8,627,306 from $13,686,332 achieved during 2008.  The decrease was most dramatic in our equipment distribution business, where revenues declined by 74% to $1,147,696 during 2009 from $4,397,281 during 2008.  The decline in equipment distribution reflected delays in the construction of new manufacturing facilities in China, as potential customers wait to see whether demand for their products is revived.  The decline reversed a surge in equipment sales that we had experienced in 2008, and returned this business segment to a 13% contribution to our overall revenue during 2009, a level similar to our experience in 2007 and 2006.  The future of this business segment will depend, in part, on the success of the economic stimulus initiated by the Government of China.

Revenue from our printing business fell by 19% to $7,479,610 during 2009, compared to $9,289,051 during 2008.  The decline occurred, in part, due to the weakening of the Chinese banking industry, as many of our customers are conserving cash pending stabilization of the international credit markets.  The decline also occurred because we moved our entire production operation to a larger facility at the end of 2008, which interfered with our printing business.  Today, however, our new facility is fully operational, and we expect the traditional growth of our printing business to be renewed.

Over the longer term, the continued revenue growth in our printing services business will require further capital investment.  As China’s banking industry rapidly modernizes, our customers demand additional product offerings similar to those available to the banking industry in Europe and the U.S.  Our ability to meet that demand will determine the long term growth of our business.  Immediately, the development of these new products will require substantial capital investment.  For that purpose, we secured a $2.9 million collateralized loan during the third quarter of 2009, and applied $748,379 to improvements in our plant and equipment during the second half of the year.  At March 24, 2010 we had $2,213,667 in backlog of firm orders, all of which is for delivery during 2010.  At March 17, 2009 we had $1,147,761 in backlog.

The 32% gross margin realized by our subsidiary, Harbin Golden Sea, on sales in 2009 was lower than the 37% gross margin realized in 2008.  Although, as has always occurred, the gross margin on our printing operations in 2009 (33%) was significantly better than the gross margin on our  equipment distribution operations (21%), the primary reason for the overall decline in gross profitability was a reduction in the profitability of our printing operations.  Our business plan contemplates that gross margin from printing services will average approximately 45%, albeit within a range of 35% to 50%, depending on the components of the business.  During 2009, however, three factors caused margins from printing operations to fall below that standard:

•	the disruption in the Chinese banking industry forced us to price our products more aggressively;

•	our move at the end of 2008 to a larger manufacturing facility with upgraded equipment increased our annual depreciation expense by 52%; and

•	the reduction in our sales volume led to inefficient use of the new larger facility.

As the Chinese banking industry is moving towards stabilization, our expectation is that we will be able to revive our sales growth and return our printing operations to the levels of profitability that they sustained prior to the international credit crisis.

During 2009, we reduced our operating expenses by 18% to $1,360,708, compared to $1,660,532 during 2008. This reduction was achieved despite a 52% increase in depreciation to $441,100.  That increase was counterbalanced by the favorable results of our continuing efforts to achieve efficiencies in our operations, leading to a decrease of $121,971 in our selling and distribution expenses and $177,853 in our general and administrative expenses for 2009 compared to 2008. When demand for our products returns to prior levels, we will endeavor to maintain the efficiencies that we implemented during the current slow period.

Our increased efficiency was not sufficient to offset the significant reduction in our revenues.  Income from operations, therefore, fell by 59%, from $3,358,065 to $1,388,175.  In each year, however, there was a significant non-operating situation:

•
During the third quarter of 2009 we obtained a one-year bank loan in the amount of $2.9 million, secured by a portion of our real property.  This caused us to incur $93,816 in finance costs in the second half of 2009, compared to only $7,051 in 2008.  We will continue to incur finance costs related to the loan until it matures in the third quarter of 2010, and thereafter if we decide to refinance the loan.

•
Prior to 2008 we issued shares of common stock to acquire the consulting services from certain leaders in the printing industry.  The value of the shares was amortized over the lives of the consulting contracts.  The greater portion of those consulting contracts expired in 2007.  However, as to the remainder of the contracts, the Company and the consultants reached agreement at the end of 2007 to cancel future services.   That cancellation, and the corresponding cancellation of a portion of the shares issued in 2006, allowed us to recognize “other income” of $376,250, which contributed to an aggregate “other income” of $376,258 during 2008.

Our income before income taxes and noncontrolling interests for 2009, therefore, was $1,368,328, compared to $3,727,282 in 2008.  Commencing in 2008, we became subject to preferential Chinese income tax rates of 9% for 2008, 10% for 2009 and 11% for 2010, respectively.  As a result of this government allowance, we were taxed at a 9% rate 2008, causing an expense of $353,450 and at a 10% rate in 2009, causing an expense of $181,930. The reduction in our tax liability was attributable to our decreased income during 2009.

The operations of our subsidiary, Harbin Golden Sea, produced $1,360,050 in income during 2009.  However, because we own only 90% of Harbin Golden Sea, we deducted a “noncontrolling interest” of $136,005 before recognizing net income on our Consolidated Statements of Income and Comprehensive Income.  After that deduction and taking into account the income and expenses incurred by the parent corporation, our net income for 2009 was $1,050,393, representing $.054 per share, a 65% reduction from the net income we achieved in 2008.

Our business operates primarily in Chinese RMB, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  In 2009, the effect of converting our financial results to Dollars was to add $695 to our comprehensive income. In 2008, when exchange rates were more volatile, the effect of converting our financial results to Dollars was to add $1,098,248 to our comprehensive income.

Liquidity and Capital Resources

Since our subsidiary, Harbin Golden Sea, was organized in 1998, the growth of its operations has been funded by contributions to capital by our Chairman, Mrs. Tian.  With the $2.4 million that she invested, Harbin Golden Sea built its facilities and funded its operations, resulting in profitable operations for the past several years.  As a result, at December 31, 2009, we had working capital totaling $8,014,533 (an increase of $716,650 since the end of 2008) and no long-term liabilities.

However, Harbin Golden Sea’s business plan calls for significant investment in the growth of Harbin Golden Sea during the next twelve months.  We are purchasing new equipment for our new production facility.  We also plan to invest in the development of additional product lines.  To accomplish those goals, during the third quarter of 2009, we obtained a $2.9 million bank loan collateralized by our real property.  The loan bears interest at 5.31% per annum and is due in the third quarter of 2010.  We are utilizing the borrowed funds to implement the capital improvements necessary for our growth.  Because the loan amount is substantially less than the value of our real property and because we are operating profitably, we expect to be able to refinance the loan when it matures.

Until our sales return to pre-recession levels, a rapid expansion of our facilities would only increase depreciation expense and operational inefficiency.  For that reason, the largest portion of our working capital is now invested in developing strategic relationships that will, we hope, benefit us in the future.  Within the Chinese business community, the extension of interest-free loans is a normal method of securing good relations and future opportunities.  For that reason, at December 31, 2009, we had extended a total of $4,879,468 in short-term, interest-free loans to parties that have no other affiliation with Harbin Golden Sea or its management.  The largest loan, $4,547,700, was made to Heilongjiang Jindi Real Estate Development Co., Ltd., in anticipation of future benefits to our real estate assets.  We also had relatively small loans outstanding to a trading company and a company in the pharmaceutical industry.  All of the loans are due in the first six months of 2010.

Our operations during 2009 produced $5,014,495 in net cash.  The disparity between our net income and net cash from operations was primarily attributable to the fact that during the year we reduced our outstanding “other receivables, deposits and prepayments” by $3,326,150.  In addition, we reduced our trade receivables during 2009 by $730,848.  In 2008 and the first six months of 2009 our trade receivables increased disproportionately to our sales due to the ongoing international financial crisis.  Our customers are primarily Chinese banks, and the restriction of international credit lines adversely affected their liquidity.  To assist them in meeting their cash obligations, we extended the credit terms afforded to the majority of our customers.  This led to the disproportionate increase in our trade receivables.  In the second half of 2009, there has increased availability of credit within the international banking system, and our customers have been better able to meet their payment obligations.  We anticipate, therefore, that our trade receivables will increase or decrease in future periods in proportion to the increases or decreases in our sale revenue.

With the proceeds of our new bank loan and the satisfaction of our receivables, we held $2.6 million in cash and equivalents at December 31, 2009.  We will have no debt payment obligations until the bank line comes due in the third quarter.  And, in accordance with customary banking practice in China, we expect that the bank loan will be extended when it reaches maturity, provided that our financial results are satisfactory to the bank.  For that reason, we expect our liquidity will be sufficient in the next year to fund our ongoing operations as well as our near-term growth.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for 2009, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  These estimates were:

•
Our decision, explained in Note 5 to the Consolidated Financial Statements, to record a 100% valuation allowance against the deferred asset arising from our net operating loss carryforward for U.S income taxes.  The decision is based on our lack of assurance that the Company will realize income taxable in the U.S. in future periods.

•
Our decision to record a $11,048 provision for doubtful accounts, against total trade receivables of $2,174,695.  This decision was based on our knowledge of the customers and their history of full payment.

•
Our decision, described in Note 8 to the Consolidated Financial Statements, to record no provision for obsolete inventories.  This decision was based on fact that we have orders in house for all of our finished inventory and work in progress, while the raw materials are currently usable.

We have made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2009.

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Xinyinhai Technology, Ltd.

We have audited the accompanying consolidated balance sheets of Xinyinhai Technology, Ltd. (the “Company”) and its subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

PKF
Certified Public Accountants
Hong Kong, China
March 31, 2010

XINYINHAI TECHNOLOGY, LTD.
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	As of December 31,
	2009	2008
ASSETS

Current assets
Cash and cash equivalents	$2,624,780	$495,060
Trade receivables (Note 7)	2,163,647	2,901,909
Inventories (Note 8)	1,707,931	1,950,544
Value added tax recoverable	19,198	-
Other receivables, deposits and prepayments (Note 9(a))	352,449	3,680,640
Loans to third parties (Note 9(b))	4,879,468	-
Prepaid expenses (Note 10)	-	87,693

Total current assets	11,747,473	9,115,846

Property, plant and equipment, net (Note 11(a))	5,601,405	5,103,480
Land-use-right (Note 11(b))	1,042,064	1,069,546

TOTAL ASSETS	$18,390,942	$15,288,872

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Collateralized bank loan (Note 12)	$2,934,000	$-
Trade payables	561,804	899,141
Customer deposits	1,300	117,221
Other payables and accrued liabilities (Note 13)	208,676	652,170
Value added tax payable	-	111,718
Income tax payable	27,160	37,713

TOTAL LIABILITIES	3,732,940	1,817,963

COMMITMENTS AND CONTINGENCIES (NOTE 14)

STOCKHOLDERS’ EQUITY
Common stock (Note 15(a))	19,484	19,484
Additional paid-in capital	3,294,543	3,294,543
Statutory reserves (Note 16)	1,437,061	1,276,013
Accumulated other comprehensive income	1,330,394	1,329,779
Retained earnings	7,074,258	6,184,913

TOTAL XINYINHAI TECHNOLOGY, LTD. STOCKHOLDERS’ EQUITY	13,155,740	12,104,732

NONCONTROLLING INTERESTS (NOTE 3)	1,502,262	1,366,177

TOTAL EQUITY	14,658,002	13,470,909

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,390,942	$15,288,872

See the accompanying notes to consolidated financial statements

XINYINHAI TECHNOLOGY, LTD.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Stated in US Dollars)

	Year ended December 31,
	2009	2008

Revenues (Note 3)	$8,627,306	$13,686,332
Cost of sales	(5,878,423)	(8,667,735)

Gross profit	2,748,883	5,018,597

Operating expenses
Selling and distribution expenses	331,740	453,711
General and administrative expenses	1,028,968	1,206,821

Total expenses	1,360,708	1,660,532

Income from operation	1,388,175	3,358,065

Interest income	7,524	10
Government grants (Note 3)	50,031	-
Other income	16,414	376,258
Finance costs (Note 4)	(93,816)	(7,051)

Income before income taxes and noncontrolling interests	1,368,328	3,727,282
Income taxes (Note 5)	(181,930)	(353,450)

Net income before noncontrolling interests	1,186,398	3,373,832
Net income attributable to noncontrolling interests	(136,005)	(335,885)

Net income attributable to Xinyinhai Technology, Ltd. common stockholders	$1,050,393	$3,037,947

Net income before noncontrolling interests	1,186,398	3,373,832

Other comprehensive income
Foreign currency translation adjustments	695	1,098,248

Comprehensive income	1,187,093	4,472,080

Comprehensive income attributable to noncontrolling interests	(136,085)	(446,537)

Comprehensive income attributable to Xinyinhai Technology, Ltd. common stockholders	1,051,008	4,025,543

Earnings per share attributable to Xinyinhai Technology, Ltd. stockholders - basic and diluted (Note 6)	$0.054	$0.150

Weighted average number of common stock outstanding	19,484,029	20,213,644

See the accompanying notes to consolidated financial statements

XINYINHAI TECHNOLOGY, LTD.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Stated in US Dollars)

	Xinyinhai Technology, Ltd. stockholders
					Accumulated
			Additional		other
	Common stock		paid-in	Statutory	comprehensive	Retained	Noncontrolling
	No. of shares	Amount	capital	reserves	income	earnings	interests	Total

Balance, January 1, 2008	24,417,899	$24,417	$3,799,610	$918,636	$342,183	$3,504,343	$919,640	$9,508,829

Issuance of common stock for services	300,000	300	119,700	-	-	-	-	120,000
Warrant issued to a consultant	-	-	70,000	-	-	-	-	70,000
Cancellation of common stocks for
services (Note 10(a))	(3,233,870)	(3,233)	3,233	-	-	-	-	-
Cancellation of consulting agreements
(Note 10(b))	(2,000,000)	(2,000)	(698,000)	-	-	-	-	(700,000)
Net income	-	-	-	-	-	3,037,947	335,885	3,373,832
Foreign currency translation adjustments	-	-	-	-	987,596	-	110,652	1,098,248
Appropriation to reserves	-	-	-	357,377	-	(357,377)	-	-

Balance, December 31, 2008	19,484,029	19,484	3,294,543	1,276,013	1,329,779	6,184,913	1,366,177	13,470,909

Net income	-	-	-	-	-	1,050,393	136,005	1,186,398
Foreign currency translation adjustments	-	-	-	-	615	-	80	695
Appropriation to reserves	-	-	-	161,048	-	(161,048)	-	-

Balance, December 31, 2009	19,484,029	$19,484	$3,294,543	$1,437,061	$1,330,394	$7,074,258	$1,502,262	$14,658,002

See the accompanying notes to consolidated financial statements

XINYINHAI TECHNOLOGY, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

	Year ended December 31,
	2009	2008
Cash flows from operating activities
Net income before noncontrolling interests	$1,186,398	$3,373,832
Adjustments to reconcile net income to net cash provided by
operating activities :-
Other income	-	(376,250)
Depreciation on property, plant and equipment	444,100	291,231
Amortization of prepaid expenses	87,693	121,294
Value of common stock and warrant issued to a consultant	-	70,000
Loss on disposal of property, plant and equipment	-	7,627
Amortization of land-use-right	27,466	2,055
Allowance of doubtful accounts and bad debts	6,961	12,424
Changes in operating assets and liabilities:-
Restricted cash	-	402,179
Trade receivables	730,848	(1,396,031)
Inventories	242,464	(658,723)
Other receivable, deposits and prepayments	3,326,150	1,578,528
Trade payable	(337,131)	32,179
Bills payable	-	(397,854)
Customer deposits	(115,848)	(198,877)
Other payables and accrued liabilities	(443,225)	(361,281)
Income taxes payable	(10,545)	37,057
Value added tax payable	(130,836)	(40,540)

Net cash flows provided by operating activities	5,014,495	2,498,850

Cash flows from investing activities
Loans to third parties	(4,992,883)	-
Loans repaid by third parties	116,408	-
Payments to acquire property, plant and equipment and land-use-right	(941,720)	(4,247,572)
Proceeds from disposal of property, plant and equipment and land-use-right	-	806,311

Net cash flows used in investing activities	(5,818,195)	(3,441,261)

Cash flows from financing activity
Proceeds from bank loan	2,932,200	-

Net cash flows provided by financing activity	2,932,200	-

Effect of foreign currency translation on cash and cash equivalents	1,220	128,594

Net increase (decrease) in cash and cash equivalents	2,129,720	(813,817)

Cash and cash equivalents, beginning of year	495,060	1,308,877

Cash and cash equivalents, end of year	$2,624,780	$495,060

Supplemental disclosure for cash flow information
Interest paid	$91,382	$-
Income taxes paid	$192,475	$73,939

Non-cash investing activity :-

Other receivable of sale proceed from disposal of property, plant
and equipment	$-	$3,007,350

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

The Company also earned approximately 13% of its revenue for the current reporting period from its position as a distributor of plasma arc cutting machinery and consumable parts.  The plasma arc cutting systems are designed to provide metal workers with clean cuts for metal work that permits little tolerance for error, and are well-known worldwide.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade receivable.  As of December 31, 2009, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.  With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral.  The Company maintains an allowance for doubtful accounts of trade receivables.

During the year ended December 31, 2009, there were two customers, which contributed 10% or more to the Company’s consolidated revenues : Jilin finance Rural Credit Union and Heilongjiang Province Postal Savings Bank, which contributed respectively 11% and 10%.

During the year ended December 31, 2008 there was one customer which contributed 10% or more to the Company’s consolidated revenues.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less.  As of December 31, 2009 the cash and cash equivalents were denominated in Renminbi (“RMB”) and are not freely convertible into foreign currencies.

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

Depreciation is provided to write off the cost of the assets to the estimated residual value on a straight-line basis over their estimated useful lives :-

Depreciable life

Buildings	20 years
Plant and machinery	10 years
Furniture, fixtures and equipment	5 years
Motor vehicles	10 years

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

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.             Summary of significant accounting policies (Cont’d)

Land-use-right

Land-use-right is stated at cost less accumulated amortization.  Amortization is provided using the straight-line method over the terms of the lease of 39 years.

Noncontrolling interests

Noncontrolling interests result from the consolidation of 90% owned subsidiary, Harbin Golden Sea, where the Company has control over its operations.

Government grants

Government grants are received for compensation expenses already incurred or from the local government for the subsidy of informational communication paid to Harbin Golden Sea.

Government grants are received as compensation for expenses already incurred and for the subsidy of informational communication is recognized as income in the period the grant document was approved.

During the year ended December 31, 2009, the Company recorded government grants income of US$50,031.  US$6,048 of the grant received from the relevant government authorities to reimbursement the payment made to the defined contribution plan and US$43,983 received for the subsidy of informational communication.

Stock-based compensation

The Company adopted ASC 718 "Share-Based Payment" (previously SFAS No. 123R), using the modified prospective method. Under ASC 718, equity instruments issued to service providers for their services are measured at the grant-date fair value and recognized in the statement of income and comprehensive income over the vesting period.

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

Advertising expenses amounting to $10,397 and $9,041 for the years ended December 31, 2009 and 2008 respectively are included in selling and distribution costs.

Transportation expenses amounting to $124,871 and $161,694 for the years ended December 31, 2009 and 2008 respectively are included in selling and distribution costs.

No research and development expenses for the years ended December 31, 2009 and 2008 are included in general and administrative expenses.

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to ASC 740 “Income Taxes” (previously SFAS No. 109).  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements.

Comprehensive income

The Company has adopted ASC 220 “Comprehensive Income” (previously SFAS No. 130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  Components of comprehensive income include net income and foreign currency translation adjustments.

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

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.             Summary of significant accounting policies (Cont’d)

Foreign currency translation (Cont’d)

For financial reporting purposes, the financial statements of Harbin Golden Sea, which are prepared using the functional currency, have been translated into US$.  Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates.  Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.  Both of the exchange rates in effect at December 31, 2009 and 2008 were RMB1 for US$0.1467.  There is no significant fluctuation in exchange rate for the conversion of RMB to US$ after the balance sheet date.

Fair value of financial instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, trade and other receivables, customer deposits, collateralized bank loan, and trade and other payables approximate their fair values due to the short-term maturity of such instruments.

It is the management’s opinion that the Company is not exposed to significant foreign currency, interest, price or credit risks arising from these financial instruments.

Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with ASC 260, “Earnings Per Share” (previously SFAS No. 128).  Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented.  The weighted average number of shares of the Company represents the common stock outstanding during the reporting periods.

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

As a result of our implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current financial statements, we will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.             Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (Cont'd)

Noncontrolling Interests (Included in amended Topic ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51). The amended topic establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We adopted the amended topic on January 1, 2009. As a result, we have reclassified financial statement line items within our Consolidated Balance Sheets and Statements of Income (Loss) and Comprehensive Income (Loss) for the prior period to conform to this amended topic.

Business Combinations (Included in amended Topic ASC 805 “Business Combinations”, previously SFAS No. 141(R)). This ASC guidance addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. The adoption of this amended topic has no material impact on the Company’s financial statements.

Intangibles-Goodwill and Other (Included in amended Topic ASC 350”, previously FASB staff position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets).  The amended topic amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The amended topic is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of this amended topic has no material effect on the Company's financial statements.

Business Combinations (Included in amended Topic ASC 805, previously FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”).  Amended topic ASC 805 amends the requirements for the provisions in FASB Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The amended topic eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and instead carries forward most of the provisions for acquired contingencies. The amended topic is effective for contingent assets and contingent liabilities acquired in evaluating the impact. The adoption of this amended topic has no material impact on the Company’s financial statements.

Fair Value Measurements and Disclosures (Included in amended Topic ASC 820, previously FSP No. 157-4, “Determining Whether a Market is Not Active and a Transaction Is Not Distressed”).  The amended topic clarifies when markets are illiquid or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. The amended topic identifies factors to be considered when determining whether or not a market is inactive. The amended topic would be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. The adoption of this amended topic has no material effect on the Company's financial statements.

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.             Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (Cont'd)

Investments - Debt and Equity Securities - Overall - Transition and Open Effective Date Information (Included in amended Topic ASC 320, previously FASB Staff Position No. 115-2 and Statement of Financial Accounting Standards No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”).  The amended topic amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold.  In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and securities with unrealized losses.  The adoption of this amended topic has no material impact on the Company’s financial statements.

Interim Disclosures about Fair Value of Financial Instruments (Included in amended Topic ASC 825 “Financial Instruments”, previously FSP SFAS No. 107-1).  This guidance requires that the fair value disclosures required for all financial instruments be included in interim financial statements.  This guidance also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. The amended topic was effective for interim periods ending after September 15, 2009.  The adoption of this amended topic has no material impact on the Company’s financial statements.

Subsequent Events (Included in amended Topic ASC 855 “Subsequent Events”, previously SFAS No. 165).  The amended topic establishes accounting and disclosure requirements for subsequent events.  The amended topic details the period after the balance sheet date during which we should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which we should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. We adopted this amended topic effective June 1, 2009.

Accounting for Transfers of Financial Assets (Included in amended Topic ASC 860 “Transfers and Servicing”, previously SFAS No. 166, “Accounting for Transfers of Financial Assets - an Amendment of FASB Statement No. 140.”).  The amended topic addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets.  Also, the amended topic removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency.  The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010.  The management is in the process of evaluating the impact of adopting this amended topic on the Company’s financial statements.

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.             Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (Cont'd)

Consolidation of Variable Interest Entities – Amended (Included in amended Topic ASC 810 “Consolidation”, previously SFAS 167 “Amendments to FASB Interpretation No. 46(R)”).  The amended topic requires an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity.  The amended topic also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010.  The management is in the process of evaluating the impact of adopting this amended topic on the Company’s financial statements

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05 (“ASU Update 2009-05”), an update to ASC 820, Fair Value Measurements and Disclosures.  This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASU Update 2009-05.  ASU Update 2009-05 will become effective for the Company’s annual financial statements for the year ended December 31, 2009.  The adoption of this ASU update has no material impact on the Company’s financial statements.

The FASB issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force.”  This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting.  This update establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available.  The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted.  The management is in the process of evaluating the impact of adopting this ASU update on the Company’s financial statements.

The FASB issued ASU-2010-09 (Topic 855) to amend guidance on subsequent events to remove the requirement for SEC filers (as defined in ASU 2010-09) to disclose the date through which an entity has evaluated subsequent events. This change alleviates potential conflicts with current SEC guidance.  An SEC filer is still required to evaluate subsequent events through the date financial statements are issued, but disclosure of that date is no longer required.  The amendments in ASU 2010-09 became effective upon issuance of the guidance.

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

4.             Finance costs
	Year ended December 31,
	2009	2008

Bank interests	$91,382	$-
Bank charges	2,434	7,051

	$93,816	$7,051

5.           Income taxes

The Company is subject to the United States of America tax law at a tax rate of 34%.  It had no taxable income for income tax purposes in the year ended December 31, 2009.  The Company has not provided deferred taxes on undistributed earnings of its non-U.S. subsidiaries as of December 31, 2009, as it is the Company’s current policy to reinvest these earnings in non-U.S. operations.

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

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

5.             Income taxes (Cont’d)

	Year ended December 31,
	2009	2008

Provision for income taxes at 34%	$465,232	$1,267,276
Non-deductible items for tax	27,731	-
Tax concessions	(231,234)	(574,600)
Tax rate differential	(138,778)	(334,109)
Valuation allowance	58,979	(5,117)

	$181,930	$353,450

During the two years ended December 31, 2009 and 2008, the aggregate amounts of benefit from tax holiday were $231,234 and $574,600 and the respective effect on earnings per share effect was $0.01 and $0.03 respectively.

In July 2006, the FASB issued ASC 740 (previously Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”).  This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  The management evaluated the Company’s and its subsidiaries’ tax positions and considered that no additional provision for uncertainty in income taxes is necessary as of December 31, 2009.

Deferred tax asset as of the balance sheet dates is composed of the following:-

	As of December 31,
	2009	2008
United States
Tax losses	$120,151	$61,172
Valuation allowances	(120,151)	(61,172)

	$-	$-

The Company has net operating loss carry forwards for income taxes amounting to approximately $353,415 and $180,000 as of December 31, 2009 and 2008 respectively.  These losses are available to reduce future years’ taxable income and will expire, if not utilized, through 2028.  Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history.  Accordingly, a full deferred tax asset valuation allowance has been provided against the deferred tax asset.

6.           Earnings per share - basic and diluted

The basic and diluted earnings per share is calculated using the net income attributable to Xinyinhai Technology, Ltd. common stockholders and the weighted average number of common stock outstanding during the years.

The basic and diluted earnings per share are the same as the warrants granted to external financial advisors were anti-dilutive.  The Company had nil and 200,000 outstanding warrants as of December 31, 2009 and 2008 respectively.

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

7.             Trade receivables

	As of December 31,
	2009	2008

Trade receivables	$2,174,695	$2,907,933
Allowance for doubtful accounts	(11,048)	(6,024)

	$2,163,647	$2,901,909

An analysis of the allowance for doubtful accounts for the years ended December 31, 2009 and 2008 are as follows:

	Year ended December 31,
	2009	2008

Balance at beginning of year	$6,024	$6,682
Addition of bad debt expense	6,961	12,424
Trade receivables written off	(1,958)	(13,800)
Translation adjustments	21	718

Balance at end of year	$11,048	$6,024

8.           Inventories

	As of December 31,
	2009	2008

Raw materials	$1,033,203	$1,303,481
Work in progress	209,966	228,524
Finished goods	464,762	418,539

	$1,707,931	$1,950,544

The Company recorded no allowance of obsolete inventories during the years ended December 31, 2009 and 2008.

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

9.           Other receivables, deposits and prepayments and loans to third parties

(a)	Other receivables, deposits and prepayments

	As of December 31,
	2009	2008

Deposits	$189,126	$439,702
Retention money	14,670	46,793
Advances to staff	110,832	150,630
Receivable for disposal of building	-	3,007,350
Prepayments	1,662	-
Other receivables	36,159	36,165

	$352,449	$3,680,640

(b)	Loans to third parties

On July 1, 2009, Harbin KeHai Trade Co., Ltd. (“Harbin KeHai”) and Harbin Golden Sea had entered into a loan agreement.  Pursuant to the loan agreement, the amount is unsecured, interest-free and repayable within 6 months after the drawdown date.  During the months of September, October and December 2009, Harbin KeHai had drawn down a total amount of RMB2,455,540 (equivalent to $360,007) and repaid the amount of RMB794,000 (equivalent to $116,408), resulting to the outstanding loan balance of RMB1,661,540 (equivalent to $243,748) as of December 31, 2009.

On October 15, 2009, Heilongjiang Jindi Real Estate Development Co., Ltd. (“Heilongjiang Jindi”) and Harbin Golden Sea had entered into a loan agreement.  Mr. Xia Songlin, the accountant of Harbin Golden Sea, is one of the shareholders of Heilongjiang Jindi.  Pursuant to the loan agreement, the amount is unsecured, interest-free and repayable within 6 months after the drawdown date.  During the months of October, November and December 2009, Heilongjiang Jindi had drawn down a total amount of RMB31,000,000 (equivalent to $4,547,700) as of December 31, 2009.

On November 15, 2009, Heilongjiang BaoSen Century Pharmaceutical Co., Ltd (“Heilongjiang BaoSen”) and Harbin Golden Sea had entered into a loan agreement.  Pursuant to the loan agreement, the amount is unsecured, interest-free and repayable within 6 months after the drawdown date.  During the month of November 2009, Heilongjiang BaoSen had drawn down a total amount of RMB600,000 (equivalent to $88,020) as of December 31, 2009.

In the opinion of the management of the Company, the purpose of the short-term, interest-free loans to third parties is to develop strategic business relationships within the Chinese business community.  As of December 31, 2009, a total of loan amounts of $4,879,468 were made to Harbin KeHai, Heilongjiang Jindi and Heilongjiang BaoSen in anticipation of future benefits to trading, real estate and pharmaceutical industries respectively.

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

10.           Prepaid expenses

	As of December 31,
	2009	2008

Prepaid consultancy fees	$-	$673,000
Amortization	-	(261,557)

	-	411,443
Termination of consulting agreements (Note 10(b))	-	(323,750)

Amount to be amortized within one year	$-	$87,693

(a)
During the year ended December 31, 2007, the Company and certain consultants agreed to terminate the consulting agreements whereby the consultants returned an aggregate of 3,233,870 shares of the Company’s common stock previously granted to them to the Company.  These shares of common stock had been returned to the Company for cancellation in February 2008.

(b)
The Company and certain consultants agreed to cancel the consulting agreements whereby the consultants returned an aggregate of 2,000,000 shares of the Company’s common stock previously granted to them to the Company.  These shares of common stock had been returned to the Company for cancellation in April 2008.  Since the services related to certain of these common stocks were performed and recognized as expenses in previous periods, the Company recognized an income of $376,250 upon return of these shares of common stock from the consultants for the year ended December 31, 2008.

(c)	Amortization for the years ended December 31, 2009 and 2008 was $87,693 and $121,294 respectively.

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

11.           Property, plant and equipment, net and land-use-right

(a)           Property, plant and equipment

	As of December 31,
	2009	2008

Buildings	$4,158,278	$3,499,037
Plant and machinery	2,930,257	2,693,877
Motor vehicles	432,914	389,602
Furniture, fixtures and equipment	92,613	89,248

	7,614,062	6,671,764
Accumulated depreciation	(2,012,657)	(1,568,284)

	$5,601,405	$5,103,480

Depreciation expenses for the year ended December 31, 2009 and 2008 were $444,100 and $291,231 respectively and are included in:-

	As of December 31,
	2009	2008

Cost of sales	$301,935	$213,172
General and administrative expenses	142,165	78,059

	$444,100	$291,231

Included in buildings is the office building of RMB18,001,677 (equivalent to $2,640,846) acquired by Harbin Golden Sea, the subsidiary of the Company, during the year ended December 31, 2008.  The new plant is located at No. 4 Yantai Road, Centralized Park, Haping Road, Harbin Development Zone, Harbin, China.

The office building acquired in 2007 that was planned to be used as a tourist destination was disposed of at a consideration of RMB26,450,000 (equivalent to $3,812,768) to an independent third party for the year ended December 31, 2008.

During the year ended December 31, 2008, property, plant and equipment with carrying amounts of RMB59,115 (equivalent to $8,520) were disposed of at a consideration of $893 resulting in a loss of $7,627.

The building of carrying amount of $3,121,701 was pledged to a bank loan granted to Harbin Golden Sea (Note 12).

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

11.           Property, plant and equipment, net and land-use-right (Cont’d)

(b)           Land-use-right

	As of December 31,
	2009	2008

Land-use-right	$1,071,601	$1,071,601
Accumulated amortization	(29,537)	(2,055)

	$1,042,064	$1,069,546

The land-use-right relates to the plot of land on which the office building mentioned in note 11(a) to the financial statements is situated.  Harbin Golden Sea obtained the right from the relevant PRC land authority for a period of 39 years to use the land on which the office premises, production facilities and warehouse of Harbin Golden Sea is situated.

The land-use-right of carrying amount of $1,042,064 was pledged to a bank loan granted to Harbin Golden Sea (Note 12).

On August 18, 2008, the land-use-right purchased in 2007 with the carrying amounts of $70,710 was disposed at $70,710, no gain or loss is resulted.

Amortization for the years ended December 31, 2009 and 2008 was $27,466 and $2,055 respectively.

The estimated aggregate amortization expenses for land-use-right for the five succeeding years is as follows :-

Year

2010	$27,466
2011	27,466
2012	27,466
2013	27,466
2014	27,466

$137,330

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

12.           Collateralized bank loan

	As of December 31,
	2009	2008

Bank loan repayable within 1 year	$2,934,000	$-

The above bank loan is denominated in RMB and carry an average interest rate at 5.31% per annum.  The bank loan as of December 31, 2009 was collateralized by land-use-right and buildings with carrying value of $1,042,064 and $3,121,701 respectively (Note 11).

13.           Other payables and accrued liabilities

	As of December 31,
	2009	2008

Other payables	$132,534	$553,899
Accrued statutory staff welfare and salaries	28,982	47,111
Accrued liabilities	47,160	51,160

	$208,676	$652,170

14.          Commitments and contingencies

The Company had no commitments or contingencies liabilities as of December 31, 2009 and 2008.

15.           Stockholders’ equity

(a)           Common stock

	No. of shares	Amount
Authorized:-

Common stock at USD0.001 par value	40,000,000	$40,000

Issued and outstanding:-

As of January 1, 2008	24,417,899	$24,417
Common stock issued to consultants	300,000	300
Cancellation of common stocks for services	(5,233,870)	(5,233)

As of December 31, 2008 and 2009	19,484,029	$19,484

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

15.           Stockholders’ equity (cont’d)

(b)
In 2008, the Company entered into a consultancy agreement with a consultant whereby the Company agreed to issue to the consultant 300,000 shares of common stock and five-year warrants to purchase 200,000 shares of the Company's common stock in exchange for services on introducing potential source of capital by the consultant.

The common stock and warrants were issued to the consultant on July 22, 2008.  The Company cancel the issued warrants to the consultant on July 27, 2009.

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

16.           Statutory reserves

(a)
In accordance with the relevant laws and regulations of the PRC, the subsidiary is required to appropriate 10% of its net income reported under the PRC statutory accounts, after offsetting any prior years’ losses, to the statutory reserve.  When the balance of such reserve reaches 50% of the subsidiary’s registered capital, any further appropriation is optional.

(b)
During the years ended December 31, 2009 and 2008, the Company appropriated in aggregate $161,048 and $357,377 respectively to the statutory reserve based on its net income reported under the PRC statutory accounts.

17.           Defined contribution plan

The Company has a defined contribution plan for all its qualified employees in the PRC.  The Company and its employees are each required to make contributions to the plan at the rates specified in the plan.  The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in future years.  The defined contribution plan contributions were charged to the statement of operations.  The Company contributed $63,101 and $37,261 for the years ended December 31, 2009 and 2008 respectively.

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

18.           Supplemental cash flow information

During the year ended December 31, 2008, the Company issued a total of 300,000 (Note 15(b)) of its common stock for services provided by a consultant.

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

The compensation cost has been capitalized as an asset which is classified as prepaid expenses in the consolidated balance sheet and the amortization over the service period.  The weighted-average grant-date fair value per share is $0.37.  The prepaid expenses are expected to be recognized over a weighted- average period of 1 year.

The Company received a total of 5,233,870 shares of the Company’s common stock which were cancelled by certain consultants during the year ended December 31, 2008, as disclosed in Note 10.

Other than the above transactions and the plan as disclosed in Note 15(b), no other options or awards have been made, exercised or lapsed during the years ended December 31, 2009 and 2008 under the equity incentive plan.

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

20.           Segment information

The Company currently operates in two reportable segments, Sales of printed products and trading of equipment.  The accounting policies of the segments are the same as described in the summary of significant accounting policies.  The Company evaluates segment performance based on income from operations.  As a result, the components of operating income for one segment may not be comparable to another segment.  The following is a summary of the Company’s segment information for the years ended December 31, 2009 and 2008 :

	Printing Products		Equipment Trading		Total
	Year ended December 31,		Year ended December 31,		Year ended December 31,
	2009	2008	2009	2008	2009	2008

Revenues	$7,479,610	$9,289,051	$1,147,696	$4,397,281	$8,627,306	$13,686,332
Gross profit	2,504,367	4,224,628	244,516	793,969	2,748,883	5,018,597
Interest income	6,772	9	752	1	7,524	10
Depreciation on property, plant and
equipment and amortization	406,772	275,289	15,833	15,942	422,605	291,231
Segment profit	1,463,169	3,500,992	108,855	629,347	1,572,024	4,130,339
Total assets	11,658,140	10,895,494	767,542	558,250	12,425,682	11,453,744
Expenditure for segment assets	777,010	600,118	4,665	2,010	781,675	602,128

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

20.           Segment information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	As of December 31,
	2009	2008

Total consolidated revenue	$8,627,306	$13,686,332

Total income for reportable segments	$1,572,024	$4,128,284
Other income	4,000	-
Unallocated amounts relating to operations :-
Amortization of prepaid expenses	(87,693)	(121,294)
Value of common stock and warrants issued to a consultant	-	(70,000)
Depreciation and amortization	(48,961)	-
General and administrative expenses	(71,042)	(209,708)

Income before income taxes and noncontrolling interests	$1,368,328	$3,727,282

Assets

Total assets for reportable segments	$12,425,682	$11,453,744
Unallocated amounts relating to operations :-
Prepaid expenses	-	87,693
Building and land-use-right	1,046,590	3,708,052
Other receivables	36,160	36,160
Loans to third parties	4,879,468	-
Cash and cash equivalents	3,042	3,223

Total	$18,390,942	$15,288,872

All of the Company’s long-lived assets and customers are located in the PRC.  Accordingly, no geographic information is presented.

21.           Related party transactions

The Company had no material transactions with its related parties during the years.

22.           Subsequent events

The Company has evaluated all subsequent events and determined that there was no subsequent events or transactions that required recognition or disclosure in the consolidated financial statements.

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH   ACCOUNTANTS ONACCOUNTING AND FINANCIAL DISCLOSURE.

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

(c)           Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2009, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified no material weaknesses in our internal control over financial reporting.  Accordingly, management’s assessment is that the Company’s internal controls over financial reporting were effective as of December 31, 2009.

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

ITEM 9B.               OTHER INFORMATION.

None.

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals are the members of Xinyinhai Technology’s Board of Directors and its executive officers.

Name	Age	Position
Tian Ling	46	Chairman, Chief Executive Officer
Xie Guihong	47	Vice President, Director
Du Song	63	Chief Financial Officer, Director

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

Nominating, Compensation and Audit Committees

The Board of Directors does not have an audit committee, a compensation committee or a nominating committee, due to the small size of the Board.  Decisions regarding nominations to the Board will be made by all currently-serving members of the Board.  The Board will also not have an “audit committee financial expert” within the definition given by the Regulations of the Securities and Exchange Commission.  The members of the Board expect to recruit an audit committee financial expert to join the Board during 2010.

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2009.

ITEM 11.                EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by Xinyinhai Technology, Ltd. and its subsidiaries to Tian Ling, its Chief Executive Officer.  There were no other executive officers whose total salary and bonus for the fiscal year ended December 31, 2008 exceeded $100,000.

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Tian Ling	2009	$52,182	0	0	0	0
	2008	$45,407	0	0	0	0
	2007	$16,321	0	0	0	0

Equity Awards

The following tables set forth certain information regarding the stock options acquired by the executive officer named in the table above during the year ended December 31, 2009 and those options held by her on December 31, 2009.

Option Grants in the Last Fiscal Year

	Number of securities underlying option	Percent of total options granted to employees in fiscal	Exercise Price	Expiration	Potential realizable value at assumed annual rates of appreciation for option term
	granted	year	($/share)	Date	5%	10%
Tian Ling	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officer named in the table above during the year ended December 31, 2009 and held by her unvested at December 31, 2009.

Unvested Stock Awards in the Last Fiscal Year

	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Tian Ling	0	--

Employment Agreements

Each of our executive officers is employed on an at-will basis.

Remuneration of Directors

None of the members of the Board of Directors receives remuneration for service on the Board.

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS ANDMANAGEMENT

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

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

PKF Certified Public Accountants, Hong Kong, China, a member firm of the PKF International Limited network of legally independent firms ("PKF Hong Kong"), as our independent registered public accounting firm, billed $45,000 to the Company for professional services rendered for the audit of our fiscal 2009 financial statements.  PKF  Hong Kong billed $45,000 to the Company for professional services rendered for the audit of our fiscal 2008 financial statements.

Audit-Related Fees

PKF Hong Kong billed $12,000 to the Company during fiscal 2009 for assurance and related services that are reasonably related to the performance of the 2009 review of the quarterly financial statements.  PKF Hong Kong billed $12,000 to the Company during fiscal 2008 for assurance and related services that are reasonably related to the performance of the 2008 review of the quarterly financial statements.

Tax Fees

PKF Hong Kong did not perform professional services rendered for tax compliance, tax advice and tax planning during fiscal 2009 or fiscal 2008.

All Other Fees

PKF Hong Kong did not perform any services for the Company in fiscal 2009 or fiscal 2008 that are not described above.

 It is the policy of the Company’s Board of Directors that all services, other than audit, review or attest services, must be pre-approved by the Board of Directors, acting in lieu of an audit committee.  All of the services described above were approved by the Board of Directors.

Subcontracted Services

The hours expended on PKF Hong Kong’s engagement to audit the Company’s financial statements for 2009 that were attributed to work performed by persons other than full-time permanent employees of PKF Hong Kong was not greater than 50% of the total hours expended.

ITEM 15.                EXHIBITS

3-a	Articles of Incorporation - filed as an exhibit to the Company’s Registration Statement on Form 10-SB, filed on November 5, 2004, and incorporated herein by reference.

3-a(1)
Certificate of Amendment of Certificate of Incorporation filed on September 27, 2006 – filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 12, 2006, and incorporated herein by reference.

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

XINYINHAI TECHNOLOGY, LTD.
By: /s/ Tian Ling
Tian Ling, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on March 31, 2010 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Tian Ling
Tian Ling, Director
Chief Executive Officer

/s/ Du Song
Du Song, Director
Chief Financial Officer

/s/ Xie Guihong
Xie Guihong, Director