Form 10-Q
period 2010-03-31
XINYINHAI TECHNOLOGY, LTD.
filed 2010-05-17
CIK 1307624

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File No. 0-51012

     XINYINHAI TECHNOLOGY, LTD.
(Exact Name of Registrant as Specified in its Charter)

Utah	87-0427336
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

No. 4, Yantai Road, Centralized Park Haping Road, Harbin Development Zone, China 150060
(Address of Principal Executive Offices)

86-451-868-11118
Issuer's Telephone Number:

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.  Yes   X     No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes___ No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___ Accelerated filer ___ Non-accelerated filer ___ Small reporting company   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ___  No    X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
May 14, 2010
Common Voting Stock: 19,484,029

XINYINHAI TECHNOLOGY, LTD.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Index to Condensed Consolidated Financial Statements

PAGES

Condensed Consolidated Balance Sheets	1

Condensed Consolidated Statements of Income and Comprehensive Income	2

Condensed Consolidated Statements of Cash Flows	3

Notes to Condensed Consolidated Financial Statements	4 - 17

XINYINHAI TECHNOLOGY, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009
(Stated in US Dollars)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$2,014,426	$2,624,780
Trade receivables (Net allowance for doubtful accounts of $11,048 for 2010 and 2009)	2,862,439	2,163,647
Inventories (Note 7)	2,055,992	1,707,931
Value added tax recoverable	-	19,198
Other receivables, deposits and prepayments (Note 8(a))	307,191	352,449
Loans to third party (Note 8(b))	5,264,672	4,879,468

Total Current Assets	12,504,720	11,747,473

Property, plant and equipment, net (Note 9)	5,551,224	5,601,405
Land-use-right	1,035,193	1,042,064

TOTAL ASSETS	$19,091,137	$18,390,942

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Collateralized bank loan (Note 10)	$2,934,000	$2,934,000
Trade payables	788,697	561,804
Customer deposits	11,244	1,300
Other payables and accrued liabilities (Note 11)	111,710	208,676
Income tax payable	64,268	27,160
Value added tax payable	33,241	-

TOTAL LIABILITIES	3,943,160	3,732,940

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS’ EQUITY

Common stock (Note 13)	19,484	19,484
Additional paid-in capital	3,294,543	3,294,543
Retained earnings	7,462,241	7,074,258
Statutory reserves	1,489,041	1,437,061
Accumulated other comprehensive income	1,330,501	1,330,394

TOTAL XINYINHAI TECHNOLOGY, LTD. STOCKHOLDERS' EQUITY	13,595,810	13,155,740

NONCONTROLLING INTERESTS (NOTE 3)	1,552,167	1,502,262

TOTAL EQUITY	15,147,977	14,658,002

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,091,137	$18,390,942

See the accompanying notes to condensed consolidated financial statements

XINYINHAI TECHNOLOGY, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)
(Stated in US Dollars)

	Three months ended March 31,
	2010	2009

Revenues (Note 3)	$2,174,378	$2,396,981
Cost of sales	(1,363,290)	(1,521,028)

Gross profit	811,088	875,953

Operating expenses
Selling and distribution expenses	70,989	121,266
General and administrative expenses	149,291	285,915

Total expenses	220,280	407,181

Income from operations	590,808	468,772
Interest income	1,219	582
Other income	1,275	8,988
Finance costs (Note 4)	(39,206)	(198)

Income before income taxes and noncontrolling interests	554,096	478,144
Income taxes (Note 5)	(64,245)	(64,674)

Net income before noncontrolling interest	489,851	413,470
Net income attributable to noncontroling interests	(49,888)	(46,181)

Net income attributable to Xinyinhai Technology, Ltd. common stockholders	$439,963	$367,289

Net income before noncontrolling interests	489,851	413,470

Other comprehensive income
Foreign currency translation adjustments	124	(18,422)

Comprehensive income	489,975	$395,048

Comprehensive income attributable to noncontrolling interests	(49,905)	(44,235)

Comprehensive income attributable to Xinyinhai Technology, Ltd. common stockholders	$440,070	$350,813

Earnings per share attributable to Xinyinhai Technology, Ltd. stockholders - basic and diluted (Note 6)	0.023	0.019

Weighted average number of common stock outstanding	19,484,029	19,484,029

See the accompanying notes to condensed consolidated financial statements

XINYINHAI TECHNOLOGY, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)
(Stated in US Dollars)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities
Net income	$439,963	$367,289
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debts written off	-	6,034
Depreciation and amortization	114,363	142,178
Noncontrolling interests	49,888	46,181
Changes in operating assets and liabilities
Bills receivable	-	(14,651)
Trade receivables	(698,553)	63,940
Inventories	(347,942)	95,950
Other receivables, deposits and prepayments	45,243	167,218
Trade payables	226,816	120,056
Customer deposits	9,939	(101,798)
Other payables and accrued liabilities	(96,931)	(505,914)
Income tax payable	37,095	26,969
Value added tax payable	52,421	(43,825)

Net cash flows (used in)/provided by operating activities	(167,698)	369,627

Cash flow from investing activities
Loans to third party	(422,309)	-
Loans repaid by third party	37,105	-
Payments to acquire property, plant and equipment and land-use-right	(57,330)	(98,101)

Net cash flows used in investing activities	(442,534)	(98,101)

Effect of foreign currency translation on cash and cash equivalents	(122)	(689)

Net (decrease)/increase in cash and cash equivalents	(610,354)	270,837

Cash and cash equivalents, beginning of period	2,624,780	495,060

Cash and cash equivalents, end of period	$2,014,426	$765,897

Supplemental disclosures for cash flow information :-
Cash paid for :-
Income taxes	$27,151	$42,598

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

The Company also earned approximately 7% of its revenue for the current reporting period from its position as a distributor of plasma arc cutting machinery and consumable parts.  The plasma arc cutting systems are designed to provide metal workers with clean cuts for metal work that permits little tolerance for error, and are well-known worldwide.

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

3.            Summary of significant accounting policies

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X.  Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulation and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2009, included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade receivable.  As of March 31, 2010 and December 31, 2009, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.  With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral.  The Company maintains an allowance for doubtful accounts of trade receivables.

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

3.            Summary of significant accounting policies (Cont’d)

Concentrations of credit risk (Cont'd)

During the reporting periods, customers representing 10% or more of the Company’s consolidated sales are :-

	Three months ended March 31, (Unaudited)
	2010	2009

Company A	$357,771	$208,696
Company B	352,812	354,393
Company C	234,165	450,716
Company D	127,425	326,131

	$1,072,173	$1,339,936

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less.  As of March 31, 2010 the cash and cash equivalents were denominated in Renminbi (“RMB”) and are not freely convertible into foreign currencies.

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

Stock-based compensation

The Company adopted the ASC 718, "Share-Based Payment" (previously SFAS No. 123R), using the modified prospective method.  Under ASC 718, equity instruments issued to service providers for their services are measured at the grant-date fair value and recognized in the statement of income and comprehensive income over the vesting period.

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

For financial reporting purposes, the financial statements of Harbin Golden Sea, which are prepared using the functional currency, have been translated into US$.  Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates.  Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.  Both of the exchange rates in effect at March 31, 2010 and December 31, 2009 were RMB1 for US$0.1467.  There is no significant fluctuation in exchange rate for the conversion of RMB to US$ after the balance sheet date.

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

Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with ASC 260, “Earnings Per Share”, (previously SFAS No. 128).  Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented.  The weighted average number of shares of the Company represents the common stock outstanding during the periods.

Recently issued accounting standards

Accounting for Transfers of Financial Assets (Included in amended Topic ASC 860 “Transfers and Servicing”, previously SFAS No. 166, “Accounting for Transfers of Financial Assets - an Amendment of Financial Accounting Standard Board (“FASB”) Statement No. 140.”). The amended topic addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, the amended topic removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The adoption of this amended topic has no material impact on the Company’s financial statements.

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

3.           Summary of significant accounting policies (Cont’d)

Recently issued accounting standards (Cont'd)

Consolidation of Variable Interest Entities - Amended (Included in amended Topic ASC 810 “Consolidation”, previously SFAS 167 “Amendments to FASB Interpretation No. 46(R)”). The amended topic requires an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amended topic also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The adoption of this amended topic has no material impact on the Company’s financial statements.

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

The FASB issued ASU No. 2010-06 “Improving Disclosures about Fair Value Measurements.” The ASU amends previously issued authoritative guidance and requires new disclosures and clarifies existing disclosures and is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. As this requires only additional disclosures, the guidance will have no impact on our financial position or results of operations.

The FASB issued ASU No. 2010-02, “Consolidation (Topic 810) Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification”. This amendment affects entities that have previously adopted Topic 810-10 (formally SFAS 160). It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The adoption of this ASU update has no material impact on the Company’s financial statements.

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

3.            Summary of significant accounting policies (Cont’d)

Recently issued accounting standards (Cont'd)

In February 2010, the FASB issued ASU 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements, which amends FASB ASC Topic 855, Subsequent Events. The update provides that SEC filers, as defined in ASU 2010-09, are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The update also requires SEC filers to evaluate subsequent events through the date the financial statements are issued rather than the date the financial statements are available to be issued. The Company adopted ASU 2010-09 upon issuance. This update had no material impact on the financial position, results of operations or cash flows of the Company.

4.            Finance costs

	Three months ended March 31, (Unaudited)
	2010	2009

Bank interest	38,936	-
Bank charges	270	198

	$39,206	$198

5.             Income taxes

The Company is subject to the United States of America tax law at a tax rate of 34%.  It had no taxable income for income tax purposes for the three months ended March 31, 2010 and 2009.  The Company has not provided deferred taxes on undistributed earnings of its non-U.S. subsidiaries as of March 31, 2010, as it is the Company’s current policy to reinvest these earnings in non-U.S. operations.

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

5.             Income taxes (Cont'd)

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

6.             Earnings per share - basic and diluted

The basic and diluted earnings per share is calculated using the net income attribute to Xinyinhai Technology, Ltd. common stockholders and the weighted average number of common stock outstanding during the reporting periods.

The basic and diluted earnings per share are the same as the warrants granted to external financial advisors were anti-dilutive.

7.             Inventories

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Raw materials	$1,166,459	$1,033,203
Work in progress	217,646	209,966
Finished goods	671,887	464,762

	2,055,992	$1,707,931

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

8.            Other receivable, deposits and prepayments and loans to third parties

(a)           Other receivable, deposits and prepayments

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Deposits	$117,528	$189,126
Retention money	14,670	14,670
Advances to staff	132,896	110,832
Prepayments	5,938	1,662
Other receivables	36,159	36,159

	$307,191	$352,449

(b)           Loans to third parties

On July 1, 2009, Harbin KeHai Trade Co., Ltd. (“Harbin KeHai”) and Harbin Golden Sea entered into a loan agreement.  Pursuant to the loan agreement, the amount is unsecured, interest-free and repayable within 6 months after the drawdown date.  During the months of January, February and March 2010, Harbin KeHai had drawn down RMB1,348,726 (equivalent to $197,858) and repaid a total amount of RMB222,932 (equivalent to $32,704), resulting in an outstanding loan balance of RMB2,787,335 (equivalent to $408,902) as of March 31, 2010.

On October 15, 2009, Heilongjiang Jindi Real Estate Development Co., Ltd. (“Heilongjiang Jindi”) and Harbin Golden Sea entered into a loan agreement.  Mr. Xia Songlin, the accountant of Harbin Golden Sea, is one of the shareholders of Heilongjiang Jindi.  Pursuant to the loan agreement, the amount is unsecured, interest-free and repayable within 6 months after the drawdown date.  During the months of January and March 2010, Heilongjiang Jindi had drawn down a total amount of RMB1,530,000 (equivalent to $224,451) and repaid the amount of RMB30,000 (equivalent to $4,401), resulting in an outstanding loan balance of RMB32,500,000 (equivalent to $4,767,750) as of March 31, 2010.

On November 15, 2009, Heilongjiang BaoSen Century Pharmaceutical Co., Ltd. (“Heilongjiang BaoSen”) and Harbin Golden Sea entered into a loan agreement.  Pursuant to the loan agreement, the amount is unsecured, interest-free and repayable within 6 months after the drawdown date.  Heilongjiang BaoSen had an outstanding loan balance of RMB600,000 (equivalent to $88,020) as of March 31, 2010 and December 31, 2009.

In the opinion of the management of the Company, the purpose of the short-term, interest-free loans to third parties is to develop strategic business relationships within the Chinese business community.  As of March 31, 2010, a total of loan amounts of $5,264,672 were made to Harbin KeHai, Heilongjiang Jindi and Heilongjiang BaoSen in anticipation of future benefits to trading, real estate and pharmaceutical industries respectively.

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

9.            Property, plant and equipment, net

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Buildings	$4,187,618	$4,158,278
Plant and machinery	2,952,575	2,930,257
Motor vehicles	438,605	432,914
Furniture, fixtures and equipment	92,613	92,613

	7,671,411	7,614,062
Accumulated depreciation	(2,120,187)	(2,012,657)

Property, plant and equipment, net	$5,551,224	$5,601,405

10.           Collateralized bank loans

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Bank loans repayable within 1 year	$2,934,000	$2,934,000

The above bank loans are denominated in RMB and carry an average interest rate at 5.31% per annum.  The bank loan as of March 31, 2010 was collateralized by land use rights and buildings with carrying values of $1,035,193 and $3,113,915 respectively.

11.           Other payables and accrued liabilities

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Other payables	$37,444	$132,534
Accrued statutory staff welfare and salaries	23,106	28,982
Accrued liabilities	51,160	47,160

	$111,710	$208,676

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

12.           Commitments and contingencies

The Company had no commitments or contingencies liabilities as of March 31, 2010 and December 31, 2009.

13.           Stockholders’ equity

Common stock

	No. of shares	Amount
Authorized:-

Common stock at USD0.001 par value	40,000,000	$40,000

Issued and outstanding:-

As of March 31, 2010 and December 31, 2009	19,484,029	$19,484

14.           Defined contribution plan

The Company has a defined contribution plan for all its qualified employees in the PRC.  The Company and its employees are each required to make contributions to the plan at the rates specified in the plan.  The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in future years.  The defined contribution plan contributions were charged to the statement of operations.  The Company contributed $771 and $3,206 for the three months ended March 31, 2010 and 2009 respectively.

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

	Printing Products		Trading of Equipment		Total
	Three months ended March 31, (Unaudited)		Three months ended March 31, (Unaudited)		Three months ended March 31, (Unaudited)
	2010	2009	2010	2009	2010	2009

Revenues	$2,027,210	$1,860,077	$147,168	$536,904	$2,174,378	$2,396,981
Segment profit/(loss)	$588,434	$468,032	$(25,282)	$46,918	$563,152	$514,950

	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2010	2009	2010	2009	2010	2009
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Segment assets	$11,974,165	$11,658,140	$770,681	$767,542	$12,744,846	$12,425,682

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended March 31, (Unaudited)
	2010	2009

Total consolidated revenue	$2,174,378	$2,396,981

Total income for reportable segments	$563,152	$514,950
Unallocated amounts relating to operations :-
General and administrative expenses	(9,056)	-
Amortization of prepaid expenses	-	(36,806)

Income before income taxes and noncontrolling interests	$554,096	$478,144

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Assets

Total assets for reportable segments	$12,744,846	$12,425,682
Unallocated amounts relating to operations :-
Building and land-use-right	1,042,448	1,046,590
Other receivables	36,160	36,160
Loan to third parties	5,264,672	4,879,468
Cash and cash equivalents	3,011	3,042

Total	$19,091,137	$18,390,942

All of the Company’s long-lived assets and customers are located in the PRC.  Accordingly, no geographic information is presented.

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

16.           Related party transactions

The Company had no material transactions with its related parties during the reporting periods.

17.           Subsequent events

The Company has evaluated all subsequent events and determined that there were no subsequent events or transactions that required recognition or disclosure in the consolidated financial statements.

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The recent global recession reduced demand for capital goods in China.  Since late 2008, this situation has had a negative impact on both of our business segments.  In the first quarter of 2010, which ended on March 31, 2010, the effect of the recession was most dramatic in our equipment distribution business, where revenues declined by 73% to $147,168 during the first quarter of 2010 from $536,904 during the first quarter of 2009 (which was, in turn, 45% lower than in the first quarter of 2008).  The decline in equipment distribution reflected delays in the construction of new manufacturing facilities in China, as potential customers wait to see whether demand for their products is revived.  The decline reversed a surge in equipment sales that we had experienced in 2008, and reduced this business segment to a 7% contribution to our overall revenue during the first quarter of 2010, a level below even the 13% level we experienced in 2007 and 2006.  The future of this business segment will depend, in part, on the success of the economic stimulus initiated by the Government of China.

Revenue from our printing business, on the other hand, was modestly higher, increasing by 9% to $2,027,210 during the first quarter of 2010, compared to $1,860,077 during the first quarter of 2009.  The printing segment of our business had declined in 2008 and 2009, in part due to the weakening of the Chinese banking industry, as many of our customers were conserving cash pending stabilization of the international credit markets.  The decline also occurred because we moved our entire production operation to a larger facility at the end of 2008.  The move necessitated delays in production, while our equipment was in transit, which in turn interfered with our sales effort, as our customers delayed orders until we could demonstrate that our facilities were up and running.    Today, however, our new facility is fully operational, and we expect the traditional growth of our printing business to be renewed.

Over the longer term, the continued revenue growth in our printing services business will require further capital investment.  As China’s banking industry rapidly modernizes, our customers demand additional product offerings similar to those available to the banking industry in Europe and the U.S.  Our ability to meet that demand will determine the long term growth of our business.  Immediately, the development of these new products will require substantial capital investment.  For that purpose, we secured a $2.9 million collateralized loan during the third quarter of 2009, and applied $748,379 to improvements in our plant and equipment during the second half of the year.  The growth in first quarter printing revenue indicates a first step toward realizing the benefit of that investment.  In addition, our backlog of firm orders at March 31, 2010 for 2010 delivery was approximately double the backlog level at March 31, 2009, indicating that we should be able to sustain growth for the remainder of the current year.

The 37.3% gross margin realized by our subsidiary, Harbin Golden Sea, on sales in the first three months of 2010 was only slightly better than the 36.5% gross margin realized in first three months of 2009.  The gross margin was adversely affected by the decline of our equipment business, which operated at a loss during the first quarter of 2010.  However, margins from our printing business also remained lower than optimal.  Our business plan contemplates that gross margin from printing services will average approximately 45%, albeit within a range of 35% to 50%, depending on the components of the business.  During the past two years, however, three factors caused margins from printing operations to fall below that standard:

•	the disruption in the Chinese banking industry forced us to price our products more aggressively;

•	our move at the end of 2008 to a larger manufacturing facility with upgraded equipment increased our annual depreciation expense by more than 50%; and

•	the reduction in our sales volume led to inefficient use of the new larger facility.

As the Chinese banking industry is moving towards stabilization, our expectation is that we will be able to revive our sales growth and return our printing operations to the levels of profitability that they sustained prior to the international credit crisis.

We operated substantially more efficiently during the first quarter of 2010 that during the prior year’s quarter.  Total expenses during the first quarter of 2010 were $220,280, a 46% decline from the $407,181 in operating expenses that we incurred during the first quarter of 2009.  The decline was attributable to our continuing efforts to achieve efficiencies in our operations, leading to a decrease of $50,277 in our selling and distribution expenses and $136,624 in our general and administrative expenses for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. When demand for our products returns to prior levels, we will endeavor to maintain the efficiencies that we implemented during the current slow period.

Our increased efficiency was sufficient to offset the reduction in our revenues from the first quarter of 2009 to the first quarter of 2010.  Income from operations, therefore, increased by 26%, from $468,772 to $590,808.  During the third quarter of 2009, however, we obtained a one-year bank loan in the amount of $2.9 million, secured by a portion of our real property.  This caused us to incur $39,206 in finance costs in the first quarter of 2010, compared to only $198 in the first quarter of 2009.  We will continue to incur finance costs related to the loan until it matures in the third quarter of 2010, and thereafter if we decide to refinance the loan.

Our income before income taxes and noncontrolling interests for the first quarter of 2010, therefore, was $554,096, compared to $478,144 in the first quarter of 2009.  Commencing in 2008, we became subject to preferential Chinese income tax rates of 9% for 2008, 10% for 2009 and 11% for 2010, respectively.  As a result of this government allowance, we were taxed at a 10% rate in the first quarter of 2009, causing an expense of $64,674, and at an 11% rate in the first quarter of 2010, cause an expense of $64,245. In 2011 our income will be taxed at the national rate of 25%.

The operations of our subsidiary, Harbin Golden Sea, produced $498,880 in income during the first quarter of 2010.  However, because we own only 90% of Harbin Golden Sea, we deducted a “noncontrolling interest” of $49,888 before recognizing net income on our Consolidated Statements of Income and Comprehensive Income.  After that deduction and taking into account the income and expenses incurred by the parent corporation, our net income for the first quarter of 2010 was $439,963, representing $.023 per share, a 20% increase from the net income we achieved in the first quarter of 2009.

Liquidity and Capital Resources

Since our subsidiary, Harbin Golden Sea, was organized in 1998, the growth of its operations has been funded by contributions to capital by our Chairman, Mrs. Tian.  With the $2.4 million that she invested, Harbin Golden Sea built its facilities and funded its operations, resulting in profitable operations for the past several years.  As a result, at March 31, 2010, we had working capital totaling $8,561,560 (an increase of $547,027 since the end of 2009) and no long-term liabilities.

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

Until our sales return to pre-recession levels, a rapid expansion of our facilities would only increase depreciation expense and operational inefficiency.  For that reason, the largest portion of our working capital is now invested in developing strategic relationships that will, we hope, benefit us in the future.  Within the Chinese business community, the extension of interest-free loans is a normal method of securing good relations and future opportunities.  For that reason, as of March 31, 2010, we have extended a total of $5,264,672 in short-term, interest-free loans to parties that have no other affiliation with Harbin Golden Sea or its management.  The largest loan, $4,767,750, has been made to Heilongjiang Jindi Real Estate Development Co., Ltd., in anticipation of future benefits to our real estate assets.  We also had relatively small loans outstanding to a trading company and a company in the pharmaceutical industry.  All of the loans are due within six months after we fund the loan.

Our operations during the first quarter of 2010 used $167,698 in net cash.  The disparity between our net income and net cash from operations was primarily attributable to the fact that during the quarter we increased our inventories by $347,942 in anticipation of near-term growth, and also increased our outstanding trade receivables by $698,553.  The increase in our trade receivables was primarily a reflection of the timing of sales, and did not reflect any adjustment in our credit policies.  We anticipate, therefore, that our trade receivables will increase or decrease in future periods in proportion to the increases or decreases in our sale revenue.

With the proceeds of our bank loan, we held $2.0 million in cash and equivalents at March 31, 2010.  We will have no debt payment obligations until the bank line comes due in the third quarter.  And, in accordance with customary banking practice in China, we expect that the bank loan will be extended when it reaches maturity, provided that our financial results are satisfactory to the bank.  For that reason, we expect our liquidity will be sufficient in the next year to fund our ongoing operations as well as our near-term growth.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Tian Ling, our Chief Executive Officer, and Du Song, our Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, Mrs. Tian and Ms. Du concluded that the Company’s system of disclosure controls and procedures was effective as of March 31, 2010 for the purposes described in this paragraph.

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

Item 1A      Risk Factors

There have been no material changes from the risk factors disclosed in response to Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 6.        Exhibits

31.1	Rule 13a-14(a) Certification – Chief Executive Officer
31.2	Rule 13a-14(a) Certification – Chief Financial Officer
32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

XINYINHAI TECHNOLOGY, LTD.

Date: May 14, 2010	By: /s/ Tian Ling
Tian Ling, Chief Executive Officer

By: /s/ Du Song
Du Song, Chief Financial Officer