Form 10-Q
period 2010-06-30
XINYINHAI TECHNOLOGY, LTD.
filed 2010-08-16
CIK 1307624

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

86-451-868-11118
Issuer's Telephone Number:

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.  Yes  X    No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes___ No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer ___  Small reporting company    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ___  No    X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
August 16, 2010
Common Voting Stock: 19,484,029

XINYINHAI TECHNOLOGY, LTD.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

Index to Condensed Consolidated Financial Statements

PAGES

Condensed Consolidated Balance Sheets	2

Condensed Consolidated Statements of Income and Comprehensive Income	3

Condensed Consolidated Statements of Cash Flows	4

Notes to Condensed Consolidated Financial Statements	5-18

XINYINHAI TECHNOLOGY, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009
(Stated in US Dollars)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$333,762	$2,624,780
Trade receivables (Net allowance for doubtful accounts of
$11,093 for 2010 and $11,048 for 2009)	2,672,058	2,163,647
Inventories (Note 7)	2,302,865	1,707,931
Value added tax recoverable	-	19,198
Other receivables, deposits and prepayments (Note 8(a))	322,403	352,449
Loans to third parties (Note 8(b))	4,508,353	4,879,468

Total Current Assets	10,139,441	11,747,473

Property, plant and equipment, net (Note 9)	5,461,549	5,601,405
Land-use-right	1,032,528	1,042,064

TOTAL ASSETS	$16,633,518	$18,390,942

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Collateralized bank loan (Note 10)	$-	$2,934,000
Trade payables	870,360	561,804
Customer deposits	22,602	1,300
Other payables and accrued liabilities (Note 11)	156,377	208,676
Income tax payable	39,420	27,160
Value added tax payable	35,299	-

TOTAL LIABILITIES	1,124,058	3,732,940

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS’ EQUITY

Common stock (Note 13)	19,484	19,484
Additional paid-in capital	3,294,543	3,294,543
Retained earnings	7,729,839	7,074,258
Statutory reserves	1,489,056	1,437,061
Accumulated other comprehensive income	1,387,153	1,330,394

TOTAL XINYINHAI TECHNOLOGY, LTD. STOCKHOLDERS' EQUITY	13,920,075	13,155,740

NONCONTROLLING INTERESTS (NOTE 3)	1,589,385	1,502,262

TOTAL EQUITY	15,509,460	14,658,002

TOTAL LIABILITIES AND EQUITY	$16,633,518	$18,390,942

See the accompanying notes to condensed consolidated financial statements

XINYINHAI TECHNOLOGY, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)
(Stated in US Dollars)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Revenues (Note 3)	$1,888,981	$2,111,659	$4,063,359	$4,508,640
Cost of revenues	(1,202,001)	(1,354,153)	(2,565,291)	(2,875,181)

Gross profit	686,980	757,506	1,498,068	1,633,459

Operating expenses
Selling and distribution expenses	47,369	66,697	118,358	187,963
General and administrative expenses	242,169	217,784	391,460	503,700

Total expenses	289,538	284,481	509,818	691,663

Income from operations	397,442	473,025	988,250	941,796
Interest income	1,779	5,465	2,998	6,047
Other income	1,737	7,423	3,012	16,411
Finance costs (Note 4)	(63,315)	(14,891)	(102,521)	(15,088)

Income before income taxes and
noncontrolling interests	337,643	471,022	891,739	949,166
Income taxes (Note 5)	(39,275)	(58,001)	(103,520)	(122,675)

Net income before noncontrolling interests	298,368	413,021	788,219	826,491
Net income attributable to noncontrolling interests	(30,755)	(46,012)	(80,643)	(92,193)

Net income attributable to Xinyinhai Technology, Ltd. common stockholders	$267,613	$367,009	$707,576	$734,298

Net income before noncontrolling interests	298,368	413,021	788,219	826,491

Other comprehensive income/(loss)
Foreign currency translation adjustments	63,115	1,578	63,239	(16,844)

Comprehensive income	361,483	414,599	851,458	809,647

Comprehensive income attributable to
noncontrolling interests	(37,217)	(46,274)	(87,122)	(90,509)

Comprehensive income attributable to
Xingyinhai Technology, Ltd. common
stockholders	$324,266	$368,325	$764,336	$719,138

Earnings per share attributable to Xinyinhai Technology, Ltd. (Note 6) : basic
and diluted	$0.01	$0.02	$0.04	$0.04

Weighted average number of
common stock outstanding	19,484,029	19,484,029	19,484,029	19,484,029

See the accompanying notes to condensed consolidated financial statements

XINYINHAI TECHNOLOGY, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)
(Stated in US Dollars)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities
Net income attributable to Xinyinhai Technology Ltd.
common stockholders	$707,576	$734,298
Adjustments to reconcile net income attributable to Xinyinhai Technology Ltd. common stockholders to net cash provided by operating activities:
Depreciation and amortization	231,836	311,160
Other income	-	(4,000)
Loss on disposal of property, plant and equipment	3,822	-
Noncontrolling interests	80,643	92,193
Changes in operating assets and liabilities
Trade receivables	(497,493)	(576,298)
Inventories	(585,515)	(42,820)
Other receivables, deposits and prepayments	31,358	517,359
Trade payables	304,990	28,631
Customer deposits	21,209	(101,791)
Other payables and accrued liabilities	(52,909)	(575,350)
Income tax payable	12,099	17,600
Value added tax payable	54,349	(68,912)

Net cash flows provided by operating activities	311,965	332,070

Cash flows from investing activities
Loans to third parties	(2,739,444)	-
Loans repaid by third parties	3,128,896	-
Payments to acquire property, plant and equipment and
land-use-right	(60,581)	(193,341)
Sales proceeds from disposal of property, plant and equipment	755	-

Net cash flows provided by/(used in) investing activities	329,626	(193,341)

Cash flows from financing activities
Repayment of bank loan	(2,933,800)	-

Net cash flows used in financing activities	(2,933,800)	-

Effect of foreign currency translation on cash and cash equivalents	1,191	(1,135)

Net (decrease)/increase in cash and cash equivalents	(2,291,018)	137,594

Cash and cash equivalents, beginning of period	2,624,780	495,060

Cash and cash equivalents, end of period	$333,762	$632,654

Supplemental disclosures for cash flow information :-
Income taxes paid	$91,421	$105,068

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

The Company also earned approximately 6% of its revenue for the current reporting period from its position as a distributor of plasma arc cutting machinery and consumable parts.  The plasma arc cutting systems are designed to provide metal workers with clean cuts for metal work that permits little tolerance for error, and are well-known worldwide.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade receivables.  As of June 30, 2010 and December 31, 2009, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.  With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral.  The Company maintains an allowance for doubtful accounts of trade receivables.

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

3.            Summary of significant accounting policies (Cont’d)

Concentrations of credit risk (Cont'd)

During the reporting periods, customers representing 10% or more of the Company’s consolidated sales are :-

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Company A	$322,201	$224,876	$744,605	$317,031
Company B	123,250	59,190	481,326	109,490
Company C	204,853	136,187	448,923	299,333
Company D	141,977	200,204	424,447	292,407
Company E	67,103	136,034	420,423	295,439

	$859,384	$756,491	$2,519,724	$1,313,700

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less.  As of June 30, 2010, the cash and cash equivalents were denominated in Renminbi (“RMB”) and are not freely convertible into foreign currencies.

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

Depreciation is provided to write off the cost of the assets to the estimated residual value on a straight-line basis over their estimated useful lives as follows :-

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

3.            Summary of significant accounting policies (Cont’d)

Income taxes

The Company accounts for income tax in accordance with ASC 740 “Income taxes” (previously SFAS No. 109), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statement bases of assets and liabilities. A valuation allowance is recognized on deferred tax assets when it is more likely than not that these deferred tax assets will not be realized.

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

For financial reporting purposes, the financial statements of Harbin Golden Sea, which are prepared using the functional currency, have been translated into US$.  Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates.  Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.  The exchange rates in effect at June 30, 2010 and December 31, 2009 were RMB1 for US$0.1473 and RMB1 for US$0.1467 respectively.  There is no significant fluctuation in exchange rate for the conversion of RMB to US$ after the balance sheet date.

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

Recently issued accounting standards

Accounting for Transfers of Financial Assets (Included in amended Topic ASC 860 “Transfers and Servicing”, previously SFAS No. 166, “Accounting for Transfers of Financial Assets - an Amendment of Financial Accounting Standard Board (“FASB”) Statement No. 140.”). The amended topic addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets.  Also, the amended topic removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency.  The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and was effective for us as of January 1, 2010.  The adoption of this amended topic has no material impact on the Company’s financial statements.

Consolidation of Variable Interest Entities - Amended (Included in amended Topic ASC 810 “Consolidation”, previously SFAS 167 “Amendments to FASB Interpretation No. 46(R)”).  The amended topic requires an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity.  The amended topic also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and was effective for us as of January 1, 2010.  The adoption of this amended topic has no material impact on the Company’s financial statements.

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
(Unaudited)
(Stated in US Dollars)

3.            Summary of significant accounting policies (Cont’d)

Recently issued accounting standards (Cont'd)

The FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820 to require the following additional disclosures regarding fair value measurements: (i) the amounts of transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (iii) the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. ASU 2010-06 also amends ASC Topic 820 to clarify existing disclosure requirements, requiring fair value disclosures by class of assets and liabilities rather than by major category and the disclosure of valuation techniques and inputs used to determine the fair value of Level 2 and Level 3 assets and liabilities. With the exception of disclosures relating to purchases, sales, issuances and settlements of recurring Level 3 measurements, ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009. The disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements will be effective for financial statements for annual reporting periods beginning after December 15, 2010.  The management is in the process of evaluating the effect of disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements on this financial statements and result of operation and is currently not yet in a position to determine such effects.

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

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events : Amendments to Certain Recognition and Disclosure Requirements”, which amends FASB ASC Topic 855, “Subsequent Events”.  The update provides that SEC filers, as defined in ASU 2010-09, are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.  The update also requires SEC filers to evaluate subsequent events through the date the financial statements are issued rather than the date the financial statements are available to be issued.  The Company adopted ASU 2010-09 upon issuance.  This update had no material impact on the financial position, results of operations or cash flows of the Company.

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

4.            Finance costs

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Bank interest	$40,284	$14,728	$79,220	$14,728
Bank charges	23,031	163	23,301	360

	$63,315	$14,891	$102,521	$15,088

5.             Income taxes

The Company is subject to the United States of America tax law at a tax rate of 34%.  It had no taxable income for income tax purposes for the six months ended June 30, 2010 and 2009.  The Company has not provided deferred taxes on undistributed earnings of its non-U.S. subsidiaries as of June 30, 2010, as it is the Company’s current policy to reinvest these earnings in non-U.S. operations.

In July 2006, the FASB issued ASC 740 (previously Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax position and considered that no additional provision for uncertainty in income taxes is necessary as of June 30, 2010.

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

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

5.             Income taxes (Cont’d)

On March 16, 2007, the PRC’s legislative body, the National People’s Congress, adopted the unified enterprise income tax ("EIT") Law.  This new tax law replaces the existing separate income tax laws for domestic enterprises and foreign-invested enterprises and became effective on January 1, 2008.  Under the new tax law, a unified income tax rate is set at 25% for both domestic enterprises and foreign-invested enterprises.  However, there will be a transition period for enterprises, whether foreign-invested or domestic, that are currently receiving preferential tax treatments granted by relevant tax authorities.  Enterprises that are subject to an enterprise income tax rate lower than 25% may continue to enjoy the lower rate and will transit into the new tax rate over a five-year period beginning on the effective date of the EIT Law.  Enterprises that are currently entitled to exemptions for a fixed term will continue to enjoy such treatment until the exemption term expires.  Preferential tax treatment will continue to be granted to industries and projects that qualify for such preferential treatments under the new tax law.  Accordingly, as approved by the Taxation Bureau of Harbin City, Harbin Golden Sea was still entitled to two years’ exemption from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% tax reduction for the immediate next three calendar years (“tax holiday”).  The tax holiday of Harbin Golden Sea commenced in the fiscal financial year of 2006.  Accordingly, Harbin Golden Sea was subject to preferential tax rate of 9% for 2008, 10% for 2009 and 11% for 2010 respectively.

6.            Earnings per share - basic and diluted

The basic and diluted earnings per share is calculated using the net income attribute to Xinyinhai Technology, Ltd. common stockholders and the weighted average number of common stock outstanding during the reporting periods.

The basic and diluted earnings per share are the same as the warrants granted to external financial advisors were anti-dilutive.

7.           Inventories

	June 30,	December 31,
	2010	2009
		(Audited)

Raw materials	$1,250,040	$1,033,203
Work in progress	166,959	209,966
Finished goods	885,866	464,762

	$2,302,865	$1,707,931

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

8.            Other receivables, deposits and prepayments and loans to third parties

(a)           Other receivables, deposits and prepayments

	June 30,	December 31,
	2010	2009
		(Audited)

Deposits	$71,883	$189,126
Retention money	7,900	14,670
Advances to staff	204,888	110,832
Prepayments	1,425	1,662
Other receivables	36,307	36,159

	$322,403	$352,449

(b)           Loans to third parties

On July 1, 2009, Harbin KeHai Trade Co., Ltd. (“Harbin KeHai”) and Harbin Golden Sea entered into a loan agreement.  Pursuant to the loan agreement, the amount is unsecured, interest-free and repayable within 6 months after the drawdown date.  During the months of January, February, March, May and June 2010, Harbin KeHai had drawn down a total amount of RMB3,056,726 (equivalent to $450,256) and repaid the amount of RMB2,611,658 (equivalent to $384,697), resulting in an outstanding loan balance of RMB2,106,608 (equivalent to $310,303) as of June 30, 2010.

On October 15, 2009, Heilongjiang Jindi Real Estate Development Co., Ltd. (“Heilongjiang Jindi”) and Harbin Golden Sea entered into a loan agreement.  Mr. Xia Songlin, the accountant of Harbin Golden Sea, is one of the shareholders of Heilongjiang Jindi.  Pursuant to the loan agreement, the amount is unsecured, interest-free and has no fixed term of repayment.  During the months of January, March and May 2010, Heilongjiang Jindi had drawn down a total amount of RMB15,530,000 (equivalent to $2,287,569) and repaid the amount of RMB18,030,000 (equivalent to $2,655,819), resulting in an outstanding loan balance of RMB28,500,000 (equivalent to $4,198,050) as of June 30, 2010.

On November 15, 2009, Heilongjiang BaoSen Century Pharmaceutical Co., Ltd. (“Heilongjiang BaoSen”) and Harbin Golden Sea entered into a loan agreement.  Pursuant to the loan agreement, the amount is unsecured, interest-free and repayable within 6 months after the drawdown date.  During the month of November 2009, Heilongjiang BaoSen had drawn down a total amount of RMB600,000 (equivalent to $88,380) and repaid the whole amount in May 2010, resulting in nil outstanding balance as of June 30, 2010.

In the opinion of the management of the Company, the purpose of the short-term, interest-free loans to third parties is to develop strategic business relationships within the Chinese business community.  As of June 30, 2010, a total of loan amounts of $4,508,353 were made to Harbin KeHai and Heilongjiang Jindi in anticipation of future benefits to trading and real estate respectively.

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

9.            Property, plant and equipment, net

	June 30,	December 31,
	2010	2009
		(Audited)

Buildings	$4,204,745	$4,158,278
Plant and machinery	2,964,651	2,930,257
Motor vehicles	434,291	432,914
Furniture, fixtures and equipment	96,241	92,613

	7,699,928	7,614,062
Accumulated depreciation	(2,238,379)	(2,012,657)

Property, plant and equipment, net	$5,461,549	$5,601,405

10.           Collateralized bank loan

	June 30,	December 31,
	2010	2009
		(Audited)

Bank loan repayable within 1 year	$-	$2,934,000

The above bank loan was denominated in RMB and carried an average interest rate at 5.31% per annum.

11.           Other payables and accrued liabilities

	June 30,	December 31,
	2010	2009
		(Audited)

Other payables	$133,038	$132,534
Accrued statutory staff welfare and salaries	17,179	28,982
Accrued liabilities	6,160	47,160

	$156,377	$208,676

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

12.           Commitments and contingencies

The Company had no commitments or contingencies liabilities as of June 30, 2010 and December 31, 2009.

13.           Stockholders’ equity

Common stock

	No. of shares	Amount
Authorized:-

Common stock at USD0.001 par value	40,000,000	$40,000

Issued and outstanding:-

As of June 30, 2010 and December 31, 2009	19,484,029	$19,484

14.           Defined contribution plan

The Company has a defined contribution plan for all its qualified employees in the PRC.  The Company and its employees are each required to make contributions to the plan at the rates specified in the plan.  The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in future years.  The defined contribution plan contributions were charged to the statement of operations.  The Company contributed $2,847 and $5,649 for the six months ended June 30, 2010 and 2009 respectively.

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

15.           Segment information

The Company currently operates in two reportable segments, Sales of printed products and trading of equipment.  The accounting policies of the segments are the same as described in the summary of significant accounting policies.  The Company evaluates segment performance based on income from operations.  As a result, the components of operating income for one segment may not be comparable to another segment.  The following is a summary of the Company’s segment information :-

	Printing Products		Trading of Equipment		Total

	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009	2010	2009
Revenues	$3,813,388	$3,749,970	$249,971	$758,670	$4,063,359	$4,508,640
Segment profit/(loss)	$967,865	$950,923	$(65,922)	$75,177	$901,943	$1,026,100

	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009	2010	2009
Revenues	$1,786,178	$1,889,893	$102,803	$221,766	$1,888,981	$2,111,659
Segment profit/(loss)	$379,431	$482,891	$(40,640)	$28,259	$338,791	$511,150

	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2010	2009	2010	2009	2010	2009
		(Audited)		(Audited)		(Audited)
Segment assets	$10,444,050	$11,658,140	$608,012	$767,542	$11,052,062	$12,425,682

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Total consolidated revenue	$1,888,981	$2,111,659	$4,063,359	$4,508,640

Total income for reportable segments	$338,791	$511,150	$901,943	$1,026,100
Unallocated amounts relating to
operations :
Amortization of prepaid
expenses and professional fee	-	(40,128)	-	(76,934)
General and administrative
expenses	(1,148)	-	(10,204)	-

Income before income taxes and
noncontrolling interests	$337,643	$471,022	$891,739	$949,166

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

15.           Segment information (Cont’d)

	June 30,	December 31,
	2010	2009
		(Audited)
Assets

Total assets for reportable segments	$11,052,062	$12,425,682
Unallocated amounts relating to operations :-
Building and land-use-right	1,033,785	1,046,590
Other receivables	36,307	36,160
Loans to third parties	4,508,353	4,879,468
Cash and cash equivalents	3,011	3,042

Total	$16,633,518	$18,390,942

All of the Company’s long-lived assets and customers are located in the PRC.  Accordingly, no geographic information is presented.

16.           Related party transactions

The Company had no material transactions with its related parties during the reporting periods.

17.           Subsequent events

The Company has evaluated all subsequent events through the date these financial statements were issued and determined that there were no subsequent events or transactions that required recognition or disclosure in the condensed consolidated financial statements.

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The recent global recession reduced demand for capital goods in China.  Since late 2008, this situation has had a negative impact on both of our business segments.  In the first six months of 2010, which ended on June 30, 2010, the effect of the recession was most dramatic in our equipment distribution business, where revenues declined by 67% to $249,971 during the first six months of 2010 ($102,803 in the second quarter) from $758,670 during the first six months of 2009 ($221,766 in the second quarter of 2009).  Revenue in the first six months of 2009 was, in turn, 69% lower than in the first six months of 2008.  This two year slide in equipment distribution reflects delays in the construction of new manufacturing facilities in China, as potential customers wait to see whether demand for their products is revived.  The decline reversed a surge in equipment sales that we had experienced in 2008, and reduced this business segment to a 6% contribution to our overall revenue during the first six months of 2010, a level below even the 13% level we experienced in 2007 and 2006.  The future of this business segment will depend, in part, on the success of the economic stimulus initiated by the Government of China.

Revenue from our printing business, on the other hand, was modestly higher overall, increasing by 2% to $3,813,388 during the first six months of 2010, compared to $3,749,970 during the first six months of 2009.  Second quarter revenues fell, however, by 5% from printing revenue in the second quarter of 2009.  The printing segment of our business had declined in 2008 and 2009, in part due to the weakening of the Chinese banking industry, as many of our customers were conserving cash pending stabilization of the international credit markets.  The decline also occurred because we moved our entire production operation to a larger facility at the end of 2008.  The move necessitated delays in production, while our equipment was in transit, which in turn interfered with our sales effort, as our customers delayed orders until we could demonstrate that our facilities were up and running.    Today, however, our new facility is fully operational, and we expect the traditional growth of our printing business to be renewed.  The negative effect of the recession on the Chinese banking industry, however, has slowed the placement of orders for our printing products, as banks are wary of building up excessive inventory of supplies.

Over the longer term, the continued revenue growth in our printing services business will require further capital investment.  As China’s banking industry rapidly modernizes, our customers demand additional product offerings similar to those available to the banking industry in Europe and the U.S.  Our ability to meet that demand will determine the long term growth of our business.  Immediately, the development of these new products will require substantial capital investment.  For that purpose, we secured a $2.9 million collateralized loan during the third quarter of 2009, and applied $748,379 to improvements in our plant and equipment during the second half of the year.  The modest growth in our printing revenue for the first six months of 2010 indicates a first step toward realizing the benefit of that investment.

The 36.9% gross margin realized by our subsidiary, Harbin Golden Sea, on sales in the first six months of 2010 was only slightly better than the 36.2% gross margin realized in first six months of 2009.  The gross margin was adversely affected by the decline of our equipment business, which operated at a loss during the first six months of 2010.  However, margins from our printing business also remained lower than optimal.  Our business plan contemplates that gross margin from printing services will average approximately 45%, albeit within a range of 35% to 50%, depending on the components of the business.  During the past two years, however, three factors caused margins from printing operations to fall below that standard:

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

Although our general and administrative expenses spiked in the second quarter of 2010, this represented a balance to particularly low expenses in the first quarter, reflecting uneven timing of expense realization.  Overall, we operated more efficiently during the first six months of 2010 that during the first half of the prior year.  Total operating expenses during the first six months of 2010 were $509,818, a 26% decline from the $691,663 in operating expenses that we incurred during the first six months of 2009.  The decline was attributable to our continuing efforts to achieve efficiencies in our operations, leading to a decrease of $69,605 in our selling and distribution expenses and $112,240 in our general and administrative expenses for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. When demand for our products returns to prior levels, we will endeavor to maintain the efficiencies that we implemented during the current slow period.

Our increased efficiency was sufficient to offset the reduction in our revenues from the first six months of 2009 to the first six months of 2010.  Income from operations, therefore, increased by 5%, from $941,796 in the first six months of 2009 to $988,250 in the first six months of 2010.  During the second quarter, however, our income from operations fell by 16% from $472,025 in the second quarter of 2009 to $397,643 in the second quarter of 2010.

During the third quarter of 2009 we obtained a $2.9 million bank loan, which we repaid during the second quarter of 2010.  The finance charges attributable to the bank loan, $102,521 in the six months ended June 30, 2010 and $63,315 in the three months ended June 30, 2010, offset the gains we had made in the six month period.  Our net income before income taxes and provision for noncontrolling interests, therefore, fell during the six month period ended June 30, 2010 from $949,166 to $891,739.

Commencing in 2008, we became subject to preferential Chinese income tax rates of 9% for 2008, 10% for 2009 and 11% for 2010, respectively.  As a result of this government allowance, we were taxed at a 10% rate in the first six months of 2009, causing an expense of $122,675, and at an 11% rate in the first six months of 2010, cause an expense of $103,520. In 2011 our income will be taxed at the national rate of 25%.

The operations of our subsidiary, Harbin Golden Sea, produced $806,430 in income during the first six months of 2010 and $307,550 in the second quarter of 2010.  However, because we own only 90% of Harbin Golden Sea, we deducted “noncontrolling interests” of $80,643 and $30,755, respectively, before recognizing net income on our Consolidated Statements of Income and Comprehensive Income.  After that deduction and taking into account the income and expenses incurred by the parent corporation, our net income for the first six months of 2010 was $707,576, representing $.04 per share, a 4% decrease from the net income we achieved in the first six months of 2009.  Net income for the quarter ended June 30, 2010 was $267,613 ($.01 per share), which was 27% lower than during the quarter ended June 30, 2009.

Liquidity and Capital Resources

After our subsidiary, Harbin Golden Sea, was organized in 1998, the growth of its operations was funded by contributions to capital by our Chairman, Mrs. Tian.  With the $2.4 million that she invested, Harbin Golden Sea built its facilities and funded its operations, resulting in profitable operations for the past several years.  As a result, at June 30, 2010, we had working capital totaling $9,015,383 (an increase of $1,000,850 since the end of 2009) and no long-term liabilities.

The largest portion of our working capital is now invested in developing strategic relationships that will, we hope, benefit us in the future.  Within the Chinese business community, the extension of interest-free loans is a normal method of securing good relations and future opportunities.  For that reason, as of June 30, 2010, we had outstanding a total of $4,508,353 in short-term, interest-free loans to parties that have no other affiliation with Harbin Golden Sea or its management.  The largest loan, $4,198,050 outstanding at June 30, 2010) has been made to Heilongjiang Jindi Real Estate Development Co., Ltd., in anticipation of future benefits to our real estate assets.  We also had a smaller loan ($310,303) outstanding to a trading company, and during the second quarter collected the relatively small loan ($88,380) that we had made to a company in the pharmaceutical industry.  All of the loans are due within six months after we fund the loan.

During the third quarter of 2009, we obtained a $2.9 million bank loan collateralized by our real property.  The loan bore interest at 5.31% per annum and was due in the third quarter of 2010.  We utilized a portion of the borrowed funds to implement certain capital improvements necessary for our growth.  Seeing that our revenue growth remained stagnant in the second quarter of 2010, we determined that it was premature to make large investments in capital equipment at this time.  For that reason we prepaid the loan during the second quarter, and currently have no bank debt.

Our operations during the first six months of 2010 provided $311,965 in net cash.  The disparity between our net income and net cash from operations was primarily attributable to the fact that during the six month period we increased our inventories by $585,515 in anticipation of near-term growth, and also increased our outstanding trade receivables by $497,493.  The increase in our trade receivables was primarily a reflection of the timing of sales, and did not reflect any adjustment in our credit policies.  We anticipate, therefore, that our trade receivables will increase or decrease in future periods in proportion to the increases or decreases in our sale revenue.

After repaying our bank loan, we held $0.3 million in cash and equivalents at June 30, 2010.  We have no debt payment obligations and are cash positive in our operations.  Moreover, since we are operating profitably and hold over $5.4 million in fixed assets free of lien, we expect to be able to secure bank financing when our operations warrant capital expansion.  For that reason, we expect our liquidity will be sufficient in the next year to fund our ongoing operations as well as our near-term growth.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Tian Ling, our Chief Executive Officer, and Du Song, our Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2010.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, Mrs. Tian and Ms. Du concluded that the Company’s system of disclosure controls and procedures was effective as of June 30, 2010 for the purposes described in this paragraph.

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

XINYINHAI TECHNOLOGY, LTD.

Date: August 16, 2010	By: /s/ Tian Ling
Tian Ling, Chief Executive Officer

By: /s/ Du Song
Du Song, Chief Financial Officer