Form 10-Q
period 2010-09-30
XINYINHAI TECHNOLOGY, LTD.
filed 2010-11-12
CIK 1307624

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

86-451-868-11118
Issuer's Telephone Number:

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.  Yes X    No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes___ No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer____ Accelerated filer ____ Non-accelerated filer ____ Small reporting company    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ____  No    X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
November 12, 2010
Common Voting Stock: 19,484,029

XINYINHAI TECHNOLOGY, LTD.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Index to Condensed Consolidated Financial Statements

PAGES

Condensed Consolidated Balance Sheets	1

Condensed Consolidated Statements of Income and Comprehensive Income	2

Condensed Consolidated Statements of Cash Flows	3

Notes to Condensed Consolidated Financial Statements	4 - 17

XINYINHAI TECHNOLOGY, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(Stated in US Dollars)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$2,321,495	$2,624,780
Trade receivables (Net allowance for doubtful accounts of
$4,537 for 2010 and $11,048 for 2009)	2,238,074	2,163,647
Inventories (Note 7)	2,747,945	1,707,931
Value added tax recoverable	6,361	19,198
Other receivables, deposits and prepayments (Note 8(a))	805,614	352,449
Loans to third parties (Note 8(b))	6,423,000	4,879,468

Total Current Assets	14,542,489	11,747,473

Property, plant and equipment, net (Note 9)	5,442,721	5,601,405
Land-use-right	1,042,340	1,042,064

TOTAL ASSETS	$21,027,550	$18,390,942

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Collateralized bank loan (Note 10)	$4,491,000	$2,934,000
Trade payables	387,436	561,804
Customer deposits	24,209	1,300
Other payables and accrued liabilities (Note 11)	175,079	208,676
Income tax payable	25,514	27,160

TOTAL LIABILITIES	5,103,238	3,732,940

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS’ EQUITY

Common stock (Note 13)	19,484	19,484
Additional paid-in capital	3,294,543	3,294,543
Retained earnings	7,832,995	7,074,258
Statutory reserves	1,544,152	1,437,061
Accumulated other comprehensive income	1,600,321	1,330,394

TOTAL XINYINHAI TECHNOLOGY, LTD. STOCKHOLDERS' EQUITY	14,291,495	13,155,740

NONCONTROLLING INTERESTS (NOTE 3)	1,632,817	1,502,262

TOTAL EQUITY	15,924,312	14,658,002

TOTAL LIABILITIES AND EQUITY	$21,027,550	$18,390,942

See the accompanying notes to condensed consolidated financial statements

Xinyinhai Technology, Ltd.
Condensed Consolidated Statements of Income and Comprehensive Income
For the three and nine months ended September 30, 2010 and 2009
(Unaudited)
(Stated in US Dollars)

	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2010	2009	2010	2009

Revenues (Note 3)	$1,516,577	$1,921,858	$5,579,936	$6,430,498
Cost of revenues	(1,033,194)	(1,338,697)	(3,598,485)	(4,213,878)

Gross profit	483,383	583,161	1,981,451	2,216,620

Operating expenses
Selling and distribution expenses	40,429	82,766	158,787	270,729
General and administrative expenses	208,714	245,305	600,175	749,095

Total expenses	249,143	328,071	758,962	1,019,824

Income from operations	234,240	255,090	1,222,489	1,196,796
Interest income	2,381	4,410	5,379	10,457
Other income	23,195	-	26,207	16,411
Finance costs (Note 4)	(59,398)	(39,103)	(161,919)	(54,101)

Income before income taxes and
noncontrolling interest	200,418	220,397	1,092,156	1,169,563
Income taxes (Note 5)	(24,708)	(32,090)	(128,228)	(154,765)

Net income before noncontrolling interest	175,710	188,307	963,928	1,014,798
Net income attributable to noncontrolling interest	(17,457)	(21,633)	(98,100)	(113,826)

Net income attributable to Xinyinhai Technology, Ltd. common stockholders	$158,235	$166,674	$865,828	$900,972

Net income before noncontrolling interest	175,710	188,307	963,928	1,014,798

Other comprehensive income
Foreign currency translation adjustments	239,143	17,574	302,382	730

Comprehensive income	414,853	205,881	1,266,310	1,015,528

Comprehensive income attributable to
noncontrolling interests	(43,433)	(23,403)	(130,555)	(113,912)

Comprehensive income attributable to
Xingyinhai Technology, Ltd. common
stockholders	$371,420	$182,478	$1,135,755	$901,616

Earnings per share attributable to Xinyinhai Technology, Ltd. (Note 6) : basic
and diluted	$0.01	$0.01	$0.04	$0.05

Weighted average number of
common stock outstanding	19,484,029	19,484,029	19,484,029	19,484,029

See the accompanying notes to condensed consolidated financial statements

XINYINHAI TECHNOLOGY, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)
(Stated in US Dollars)
	Nine months ended September 30,
	2010	2009
Cash flows from operating activities
Net income attributable to Xinyinhai Technology Ltd.
common stockholders	$865,828	$900,972
Adjustments to reconcile net income attributable to Xinyinhai Technology Ltd. common stockholders to net cash (used in)/ provided by operating activities :
Depreciation and amortization	351,481	450,846
Other income	-	(4,000)
Loss on disposal of property, plant and equipment	3,832	-
Noncontrolling interests	98,100	113,826
Changes in operating assets and liabilities
Trade receivables	(29,656)	66,394
Inventories	(987,631)	336,711
Other receivables, deposits and prepayments	(438,211)	536,137
Trade payables	(182,629)	(307,138)
Customer deposits	22,483	(115,920)
Other payables and accrued liabilities	(36,903)	(587,511)
Income tax payable	(2,163)	(5,521)
Value added tax payable	13,000	61,913

Net cash flows (used in)/provided by operating activities	(322,469)	1,446,709

Cash flows from investing activities
Loans to third parties	(4,851,717)	-
Loans repaid by third parties	3,433,046	-
Payments to acquire property, plant and equipment and
land-use-right	(66,915)	(476,673)
Sales proceeds from disposal of property, plant and equipment	758	-

Net cash flows used in investing activities	(1,484,828)	(476,673)

Cash flows from financing activities
Collateralized bank loan	4,404,800	2,934,000
Repayment of bank loan	(2,933,800)	-

Net cash flows provided by financing activities	1,471,000	2,934,000

Effect of foreign currency translation on cash and cash equivalents	33,012	649

Net (decrease)/increase in cash and cash equivalents	(303,285)	3,904,685

Cash and cash equivalents, beginning of period	2,624,780	495,060

Cash and cash equivalents, end of period	$2,321,495	$4,399,745

Supplemental disclosures for cash flow information :-
Cash paid for :-
Interest paid	$138,125	$35,893
Income taxes paid	$130,391	$157,716

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade receivables.  As of September 30, 2010 and December 31, 2009, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.  With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral.  The Company maintains an allowance for doubtful accounts of trade receivables.

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

3.            Summary of significant accounting policies (Cont’d)

Concentrations of credit risk (Cont'd)

During the reporting periods, customers representing 10% or more of the Company’s consolidated sales are :-

	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2010	2009	2010	2009

Company A	$168,831	$374,354	$617,754	$1,427,625
Company B	114,453	200,649	538,901	678,262
Company C	112,656	138,132	193,554	828,109
Company D	179,256	298,296	923,862	615,370
Company E	117,122	19,753	598,447	243,487

	$692,318	$1,031,184	$2,872,518	$3,792,853

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less.  As of September 30, 2010, the cash and cash equivalents were denominated in Renminbi (“RMB”) and are not freely convertible into foreign currencies.

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

Income taxes

The Company accounts for income tax in accordance with ASC 740 “Income Taxes” (previously SFAS No. 109), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities. A valuation allowance is recognized on deferred tax assets when it is more likely than not that these deferred tax assets will not be realized.

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

For financial reporting purposes, the financial statements of Harbin Golden Sea, which are prepared using the functional currency, have been translated into US$.  Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates.  Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.  The exchange rates in effect at September 30, 2010 and December 31, 2009 were RMB1 for US$0.1497 and RMB1 for US$0.1467 respectively.  There is no significant fluctuation in exchange rate for the conversion of RMB to US$ after the balance sheet date.

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

The FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820 to require the following additional disclosures regarding fair value measurements: (i) the amounts of transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (iii) the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. ASU 2010-06 also amends ASC Topic 820 to clarify existing disclosure requirements, requiring fair value disclosures by class of assets and liabilities rather than by major category and the disclosure of valuation techniques and inputs used to determine the fair value of Level 2 and Level 3 assets and liabilities. With the exception of disclosures relating to purchases, sales, issuances and settlements of recurring Level 3 measurements, ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009. The disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements will be effective for financial statements for annual reporting periods beginning after December 15, 2010.  The management is in the process of evaluating the effect of disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements on this financial statements and result of operation and is currently not yet in a position to determine such effect.

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

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. The objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. Under ASU 2010-20, an entity is required to provide disclosures so that financial statement users can evaluate the nature of the credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed to arrive at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. ASU 2010-20 is applicable to all entities, both public and non-public and is effective for interim and annual reporting periods ending on or after December 15, 2010. Comparative disclosure for earlier reporting periods that ended before initial adoption is encouraged but not required. However, comparative disclosures are required to be disclosed for those reporting periods ending after initial adoption. The management is in the process of evaluating the impact of adopting this ASU update on the Company’s financial statements.

In October 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The standard is effective for interim and annual reporting periods beginning after December 15, 2011, with earlier adoption permitted. The provisions of the new standard can be applied either prospectively or retrospectively. The standard amends ASC Topic 944, Financial Services—Insurance, and modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. The management is in the process of evaluating the impact of adopting this ASU update on the Company’s financial statements.

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

4.            Finance costs

	Three months ended September 30, (unaudited)		Nine months ended September 30, (unaudited)
	2010	2009	2010	2009

Bank interest	$58,905	$37,266	$138,125	$51,994
Bank charges	493	1,747	23,794	2,107

	$59,398	$39,013	$161,919	$54,101

5.           Income taxes

The Company is subject to the United States of America tax law at a tax rate of 34%.  It had no taxable income for income tax purposes for the nine months ended September 30, 2010 and 2009.  The Company has not provided deferred taxes on undistributed earnings of its non-U.S. subsidiaries as of September 30, 2010, as it is the Company’s current policy to reinvest these earnings in non-U.S. operations.

In July 2006, the FASB issued ASC 740 (previously Interpretation No.48 “Accounting for Uncertainty in Income Taxes”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax position and considered that no additional provision for uncertainty in income taxes is necessary as of September 30, 2010.

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

The basic and diluted earnings per share are the same as the warrants granted to external financial advisors were anti-dilutive.

7.            Inventories

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Raw materials	$1,436,990	$1,033,203
Work in progress	322,617	209,966
Finished goods	988,338	464,762

	$2,747,945	$1,707,931

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

8.            Other receivables, deposits and prepayments and loans to third parties

(a)           Other receivables, deposits and prepayments

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Deposits	$545,365	$189,126
Retention money	21,916	14,670
Advances to staff	198,107	110,832
Prepayments	3,327	1,662
Other receivables	36,899	36,159

	$805,614	$352,449

(b)           Loans to third parties

On July 1, 2009, Harbin KeHai Trade Co., Ltd. (“Harbin KeHai”) and Harbin Golden Sea had entered into a loan agreement.  Pursuant to the loan agreement, the amount is unsecured, interest-free and repayable within 6 months after the drawdown date.  During the months of January, February, March, May and June 2010, Harbin KeHai drew down a total amount of RMB3,056,726 (equivalent to $457,592) and repaid the amount of RMB3,812,458 (equivalent to $570,725).  The outstanding loan balance to Harbin KeHai was RMB905,808 (equivalent to $135,600) as of September 30, 2010.

On October 15, 2009, Heilongjiang Jindi Real Estate Development Co., Ltd. (“Heilongjiang Jindi”) and Harbin Golden Sea had entered into a loan agreement.  Mr. Xia Songlin, the accountant of Harbin Golden Sea, is one of the shareholders of Heilongjiang Jindi.  Pursuant to the loan agreement, the amount is unsecured, interest-free and repayable within 6 months after the drawdown date.  During the months of January, March, May, July, August and September 2010, Heilongjiang Jindi drew down a total amount of RMB29,530,000 (equivalent to $4,420,641) and repaid the amount of RMB18,530,000 (equivalent to $2,773,941).  The outstanding loan balance to Heilongjiang Jindi was RMB42,000,000 (equivalent to $6,287,400) as of September 30, 2010.

On November 15, 2009, Heilongjiang BaoSen Century Pharmaceutical Co., Ltd. (“Heilongjiang BaoSen”) and Harbin Golden Sea had entered into a loan agreement.  Pursuant to the loan agreement, the amount is unsecured, interest-free and repayable within 6 months after the drawdown date.  During the month of November 2009, Heilongjiang BaoSen had drawn down a total amount of RMB600,000 (equivalent to $88,380) and repaid the whole amount in May 2010, resulting to no outstanding balance as of September 30, 2010.

In the opinion of the management of the Company, the purpose of the short-term, interest-free loans to third parties is to develop strategic business relationships within the Chinese business community.  As of September 30, 2010, a total of loan amounts of $6,423,000 were made to Harbin KeHai and Heilongjiang Jindi in anticipation of future benefits to trading and real estate respectively.

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

9.            Property, plant and equipment, net

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Buildings	$4,279,313	$4,158,278
Plant and machinery	3,012,955	2,930,257
Motor vehicles	441,367	432,914
Furniture, fixtures and equipment	98,024	92,613

	7,831,659	7,614,062
Accumulated depreciation	(2,388,938)	(2,012,657)

Property, plant and equipment, net	$5,442,721	$5,601,405

10.           Collateralized bank loan

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Bank loan repayable within 1 year	$4,491,000	$2,934,000

The above bank loan was denominated in RMB and carried an average interest rate at 5.841% per annum. The bank loan as of September 30, 2010 was collateralized by plant and machinery and buildings with carrying values of $978,491 and $3,703,383 respectively.

11.           Other payables and accrued liabilities

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Other payables	$148,906	$132,534
Accrued statutory staff welfare and salaries	16,013	28,982
Accrued liabilities	10,160	47,160

	$175,079	$208,676

12.           Commitments and contingencies

The Company had no commitments or contingencies liabilities as of September 30, 2010 and December 31, 2009.

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

13.           Stockholders’ equity

Common stock
	No. of shares	Amount
Authorized:-

Common stock at USD0.001 par value	40,000,000	$40,000

Issued and outstanding:-

As of September 30, 2010 and December 31, 2009	19,484,029	$19,484

14.           Defined contribution plan

The Company has a defined contribution plan for all its qualified employees in the PRC.  The Company and its employees are each required to make contributions to the plan at the rates specified in the plan.  The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in future years.  The defined contribution plan contributions were charged to the statement of operations.  The Company contributed $70,209 and $89,338 for the nine months ended September 30, 2010 and 2009 respectively.

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

	Printing Products		Trading of Equipment		Total

	Nine months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2010	2009	2010	2009	2010	2009

Revenues	$5,222,829	$5,447,406	$357,107	$983,092	$5,579,936	$6,430,498
Segment profit/(loss)	$1,211,002	$1,188,628	$(101,769)	$104,398	$1,109,233	$1,293,026

	Three months ended September 30, (Unaudited)		Three months ended September 30, (Unaudited)		Three months ended September 30, (Unaudited)
	2010	2009	2010	2009	2010	2009

Revenues	$1,409,441	$1,697,436	$107,136	$224,422	$1,516,577	$1,921,858
Segment profit/(loss)	$243,137	$237,705	$(35,847)	$29,221	$207,290	$266,926

	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2010	2009	2010	2009	2010	2009
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Segment assets	$12,683,441	$11,658,140	$840,344	$767,542	$13,523,785	$12,425,682

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

15.           Segment information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended Septmeber 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2010	2009	2010	2009

Total consolidated revenue	$1,516,577	$1,921,858	$5,579,936	$6,430,498

Total income for reportable segments	$207,290	$266,926	$1,109,233	$1,293,026
Unallocated amounts relating to
operations :
Other income	-	4,000	-	4,000
Amortization of prepaid
expenses and professional fee	-	(50,529)	-	(127,463)
General and administrative
expenses	(6,872)	-	(17,077)	-

Income before income taxes and
noncontrolling interest	$200,418	$220,397	$1,092,156	$1,169,563

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Assets

Total assets for reportable segments	$13,523,785	$12,425,682
Unallocated amounts relating to operations :-
Building and land-use-right	1,040,901	1,046,590
Other receivables	36,899	36,160
Loan to third parties	6,423,000	4,879,468
Cash and cash equivalents	2,965	3,042

Total	$21,027,550	$18,390,942

All of the Company’s long-lived assets and customers are located in the PRC.  Accordingly, no geographic information is presented.

16.           Related party transactions

The Company had no material transactions with its related parties during the periods reported in these financial statements.

17.           Subsequent events

The Company has evaluated all subsequent events from the balance sheet date through the date the financial statements were issued and determined that there were no subsequent events or transactions that required recognition or disclosure in the condensed consolidated financial statements.

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The recent global recession reduced demand for capital goods in China.  Since late 2008, this situation has had a negative impact on both of our business segments.  In the first nine months of 2010, which ended on September 30, 2010, the effect of the recession was most dramatic in our equipment distribution business, where revenues declined by 64% to $357,107 during the first nine months of 2010 ($107,136 in the third quarter) from $983,092 during the first nine months of 2009 ($224,422 in the third quarter of 2009).  Revenue in the first nine months of 2009 was, in turn, 70% lower than in the first nine months of 2008.  This two year slide in equipment distribution reflects delays in the construction of new manufacturing facilities in China, as potential customers wait to see whether demand for their products is revived.  The decline reversed a surge in equipment sales that we had experienced in 2008, and reduced this business segment to a 6% contribution to our overall revenue during the first nine months of 2010, a level below even the 13% level we experienced in 2007 and 2006.  The future of this business segment will depend, in part, on the success of the economic stimulus initiated by the Government of China.

Revenue from our printing business, on the other hand, was fell only modestly overall, decreasing by 4% to $5,222,829 during the first nine months of 2010, compared to $5,447,406 during the first nine months of 2009.  Third quarter revenues fell, however, by 17% from printing revenue in the third quarter of 2009.  The printing segment of our business had declined in 2008 and 2009, in part due to the weakening of the Chinese banking industry, as many of our customers were conserving cash pending stabilization of the international credit markets.  The decline also occurred because we moved our entire production operation to a larger facility at the end of 2008.  The move necessitated delays in production, while our equipment was in transit, which in turn interfered with our sales effort, as our customers delayed orders until we could demonstrate that our facilities were up and running.    Today, however, our new facility is fully operational, and we expect the traditional growth of our printing business to be renewed.  The negative effect of the recession on the Chinese banking industry, however, has slowed the placement of orders for our printing products, as banks are wary of building up excessive inventory of supplies.

Over the longer term, the continued revenue growth in our printing services business will require further capital investment.  As China’s banking industry rapidly modernizes, our customers demand additional product offerings similar to those available to the banking industry in Europe and the U.S.  Our ability to meet that demand will determine the long term growth of our business.  Immediately, the development of these new products will require substantial capital investment.  For that purpose, we secured a $2.9 million collateralized loan during the third quarter of 2009, which we replaced with a $4.49 million collateralized loan during the third quarter of 2010.  We applied $748,379 to improvements in our plant and equipment during the second half of 2009, which should improve our profitability when demand for our products returns to prior levels.

The 35.5% gross margin realized by our subsidiary, Harbin Golden Sea, on sales in the first nine months of 2010 was only slightly better than the 34.5% gross margin realized in first nine months of 2009.  The gross margin was adversely affected by the decline of our equipment business, which operated at a loss during the first nine months of 2010.  However, margins from our printing business also remained lower than optimal.  Our business plan contemplates that gross margin from printing services will average approximately 45%, albeit within a range of 35% to 50%, depending on the components of the business.  During the past two years, however, three factors caused margins from printing operations to fall below that standard:

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

We operated more efficiently during the first nine months of 2010 than during the first nine months of the prior year.  Total operating expenses during the first nine months of 2010 were $758,962, a 26% decline from the $1,019,824 in operating expenses that we incurred during the first nine months of 2009.  The decline was attributable to our continuing efforts to achieve efficiencies in our operations, leading to a decrease of $111,942 in our selling and distribution expenses and $148,920 in our general and administrative expenses for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. When demand for our products returns to prior levels, we will endeavor to maintain the efficiencies that we implemented during the current slow period.

Our increased efficiency was sufficient to offset the reduction in our revenues from the first nine months of 2009 to the first nine months of 2010.  Income from operations, therefore, increased by 2%, from $1,196,796 in the first nine months of 2009 to $1,222,489 in the first nine months of 2010.  During the third quarter, however, our income from operations fell by 8% from $255,090 in the third quarter of 2009 to $234,240 in the third quarter of 2010.

During the third quarter of 2009 we obtained a $2.9 million bank loan, which we repaid during the second quarter of 2010.  During the third quarter of 2010, however, we replaced it with a $4.49 million bank loan.  The finance charges attributable to those bank loans, $161,919 in the nine months ended September 30, 2010, offset the gains we had made in the nine month period.  Our net income before income taxes and provision for noncontrolling interests, therefore, fell during the nine month period ended September 30, 2010 from $1,169,563 to $1,092,156.

Commencing in 2008, we became subject to preferential Chinese income tax rates of 9% for 2008, 10% for 2009 and 11% for 2010, respectively.  As a result of this government allowance, we were taxed at a 10% rate in the first nine months of 2009, causing an expense of $154,765, and at an 11% rate in the first nine months of 2010, cause an expense of $128,228. In 2011 our income will be taxed at the national rate of 15% applicable to companies, such as Harbin Golden Sea, that have been awarded the high-tech enterprise certificate.

The operations of our subsidiary, Harbin Golden Sea, produced $981,000 in income during the first nine months of 2010 and $174,570 in the third quarter of 2010.  However, because we own only 90% of Harbin Golden Sea, we deducted “noncontrolling interests” of $98,100 and $17,457, respectively, before recognizing net income on our Consolidated Statements of Income and Comprehensive Income.  After that deduction and taking into account the income and expenses incurred by the parent corporation, our net income for the first nine months of 2010 was $865,828, representing $.04 per share, a 4% decrease from the net income we achieved in the first nine months of 2009.  Net income for the quarter ended September 30, 2010 was $158,235 ($.01 per share), which was 5% lower than during the quarter ended September 30, 2009.

Liquidity and Capital Resources

After our subsidiary, Harbin Golden Sea, was organized in 1998, the growth of its operations was funded by contributions to capital by our Chairman, Mrs. Tian.  With the $2.4 million that she invested, Harbin Golden Sea built its facilities and funded its operations, resulting in profitable operations for the past several years.  As a result, at September 30, 2010, we had working capital totaling $9,439,251 (an increase of $1,424,718 since the end of 2009) and no long-term liabilities.

The largest portion of our working capital is now invested in developing strategic relationships that will, we hope, benefit us in the future.  Within the Chinese business community, the extension of interest-free loans is a normal method of securing good relations and future opportunities.  For that reason, as of September 30, 2010, we had outstanding a total of $6,423,000 in short-term, interest-free loans to parties that have no other affiliation with Harbin Golden Sea or its management.  The largest loan, $6,287,400 outstanding at September 30, 2010) has been made to Heilongjiang Jindi Real Estate Development Co., Ltd., in anticipation of future benefits to our real estate assets.  We also had a smaller loan ($135,600) outstanding to a trading company, and during the second quarter collected the relatively small loan ($88,380) that we had made to a company in the pharmaceutical industry.  All of the loans are due within six months after we fund the loan, although our practice has been akin to revolving credit, as the borrowers draw and repay funds as needed.

During the third quarter of 2009, we obtained a $2.9 million bank loan collateralized by our real property.  The loan bore interest at 5.31% per annum and was due in the third quarter of 2010.  We utilized a portion of the borrowed funds to implement certain capital improvements necessary for our growth.  Seeing that our revenue growth remained stagnant in the second quarter of 2010, we determined that it was premature to make large investments in capital equipment at that time.  For that reason we prepaid the loan during the second quarter.  In the third quarter, however, we obtained a $4.49 million collateralized bank loan, with an interest rate of 5.841%.  We used a portion of the funds to increase our inventory in anticipation of growth, and used another portion in increase our loan to Heilongjiang Jindi.

Our operations during the first nine months of 2010 used $322,469 in net cash.  The disparity between our net income and net cash from operations was primarily attributable to the fact that during the nine month period we increased our inventories by $987,631 in anticipation of near-term growth, and also increased our miscellaneous outstanding other receivables (deposits, advances to staff, etc.) by $438,211.

We held $2.3 million in cash and equivalents at September 30, 2010.  We have no debt payment obligations during the remainder of 2010 and are cash positive in our operations.  Moreover, since we are operating profitably and hold over $5.4 million in fixed assets free of lien, we expect to be able to secure bank financing when our operations warrant capital expansion.  For that reason, we expect our liquidity will be sufficient in the next year to fund our ongoing operations as well as our near-term growth.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Tian Ling, our Chief Executive Officer, and Du Song, our Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2010.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, Mrs. Tian and Ms. Du concluded that the Company’s system of disclosure controls and procedures was effective as of September 30, 2010 for the purposes described in this paragraph.

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

XINYINHAI TECHNOLOGY, LTD.

Date: November 12, 2010	By: /s/ Tian Ling
Tian Ling, Chief Executive Officer

By: /s/ Du Song
Du Song, Chief Financial Officer