Form 10-K
period 2010-12-31
XINYINHAI TECHNOLOGY, LTD.
filed 2011-04-13
CIK 1307624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  √     No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes___ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. √

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___   Accelerated filer ___   Non-accelerated filer ___   Smaller reporting company   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No √

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2010 (the last day of the Registrant’s second fiscal quarter) was $2,435,531.

The number of shares outstanding of the issuer’s common stock, as of April 13, 2011 was 19,484,029.

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

Harbin Golden Sea has in recent years developed a prestigious clientele and an established share of the market for financial notes printing in China.  The three primary factors responsible for Harbin Golden Sea’s growth have been:

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

Harbin Golden Sea also earns a portion of its revenue (approximately 5% in 2010, 13% in 2009; 32% in 2008) from its position as a distributor of plasma arc cutting machinery and consumable parts manufactured by Hypertherm, Inc. of New Hampshire, U.S.A.  Hypertherm’s plasma arc cutting systems are designed to provide metal workers with clean cuts for metal work that permits little tolerance for error, and are well-known worldwide.

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

Technology

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

For the past several years, there has been little demand for new products.  Harbin Golden Sea’s customers have established buying patterns and are currently comfortable with the products developed to date.  For that reason, the salaries of Harbin Golden Seas research analysts are accounted for as general and administrative expenses, and Harbin Golden Sea has not recorded any specific research and development expense during the past three years.

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

During 2010 the Company did not have any customers who accounted for more than ten percent of Harbin Golden Sea’s revenues.  During 2009 there were two customers such customers:  Jilin Province Rural Credit Union (11%) and Heilongjiang Province Postal Savings Bank (10%).

With China’s accession into the WTO, opportunities for international expansion of Harbin Golden Sea’s market should develop.  In 2006 the last quotas on exports by China’s printing industry were lifted. Harbin Golden Sea plans for the future include the development of an international market for Harbin Golden Sea’s specialty printing services.

Distribution of Plasma Arc Cutting Systems

Hypertherm, Inc. has been manufacturing high-tech cutting machinery since 1968.  Today it manufactures a range of cutting products, but is known in particular for its plasma arc cutting systems.  Hypertherm has appointed Harbin Golden Sea as its exclusive distributor for the Heilongjiang region of China of Hypertherm’s plasma arc systems.  Harbin Golden Sea is also authorized to resell to other distributors throughout China.  In 2007 and 2008 Harbin Golden Sea sold to distributors in several of China’s provinces, and the sales represented over 25% of the Company’s revenues.  Currently Harbin Golden Sea and its distributors sell in only three provinces, and 2010 equipment sales revenues represented only 5% of the Company’s revenues.  The relationship between Hypertherm and Harbin Golden Sea is on an at-will basis.

Harbin Golden Sea purchases the systems from Hypertherm Singapore Inc. and resells them at prices determined by Harbin Golden Sea. Harbin Golden Sea also resells the consumables that customers must employ with the systems.  Our expectation is that the recent level of equipment sales will persist for the forseeable future.

Insurance

Harbin Golden Sea currently maintains insurance protecting it against liability to its employees for work-related injuries and reimbursing Harbin Golden Sea for the cost of worker’s retirement plans, lay-offs and pregnancy leaves. Harbin Golden Sea has also purchased employee health insurance.

Employees

Harbin Golden Sea has 183 employees, all of whom are full-time employees.  39 employees are involved in administration; 15 in marketing and business development, 5 are research analysts, and the remainder are technical and factory workers.  None of Harbin Golden Sea’s employees belong to a labor union.

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

Bid
Period:	High	Low

Jan. 1, 2009 – Mar. 31, 2009	$ .43	$ .15
Apr. 1, 2009 – June 30, 2009	$ .43	$ .16
July 1, 2009 – Sep. 30, 2009	$ .31	$ .16
Oct. 1, 2009 – Dec. 31, 2009	$ .45	$ .17

Jan. 1, 2010 – Mar. 31, 2010	$ .27	$ .17
Apr. 1, 2010 – June 30, 2010	$ .34	$ .18
July 1, 2010 – Sep. 30, 2010	$ .19	$ .08
Oct. 1, 2010 – Dec. 31, 2010	$ .14	$ .08

(b)  Holders.  Our shareholders list contains the names of 108 registered stockholders of record of the Company’s Common Stock.  Based upon information from nominee holders, the Company believes the number of owners of its Common Stock exceeds 300.

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

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2010.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders.	0	--	0
Equity compensation plans not approved by security holders.	0	--	0
Total.	0	--	0

(e)  Recent Sales of Unregistered Securities.

None.

 (f)  Repurchase of Equity Securities.  The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2010.

ITEM 6.                SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The recent global recession reduced demand for capital goods in China.  Since late 2008, this situation has had a negative impact on both of our business segments.  During 2010, the effect of the recession was most dramatic in our equipment distribution business, where revenues declined by 62% to $439,761 during 2010 from $1,147,696 during 2009.  Revenue 2009 was, in turn, 74% lower than in 2008.  This two year slide in equipment distribution reflects delays in the construction of new manufacturing facilities in China, as potential customers wait to see whether demand for their products is revived.  The decline reversed a surge in equipment sales that we had experienced in 2008, and reduced this business segment to a 5% contribution to our overall revenue during 2010.  The future of this business segment will depend, in part, on the success of the economic stimulus initiated by the Government of China.  However, our expectation is that equipment sales revenue will stay at the current level for the forseeable future.

Revenue from our printing business, on the other hand, increased modestly overall, by 3%, to $7,707,195 during 2010, compared to $7,479,610 during 2009.  The printing segment of our business had declined in 2008 and 2009, in part due to the weakening of the Chinese banking industry, as many of our customers were conserving cash pending stabilization of the international credit markets.  The decline also occurred because we moved our entire production operation to a larger facility at the end of 2008.  The move necessitated delays in production, while our equipment was in transit, which in turn interfered with our sales effort, as our customers delayed orders until we could demonstrate that our facilities were up and running.    Today, however, our new facility is fully operational, and we expect the current level of growth in our printing business to be sustained for the forseeable future.  At March 31, 2011 we had $0.8 million in backlog of firm orders, all of which is for delivery during 2011.  At March 24, 2010 we had $2.2 million in backlog.

The 30.5% gross margin realized by our subsidiary, Harbin Golden Sea, on sales in 2010 was inferior to the 31.9% gross margin realized in 2009.  The gross margin was adversely affected by the decline of our equipment business, which operated at a loss during the 2010.  However, margins from our printing business also remained lower than optimal.  Our business plan contemplates that gross margin from printing services will average approximately 45%, albeit within a range of 35% to 50%, depending on the components of the business.  During the past two years, however, three factors caused margins from printing operations to fall below that standard:

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

We operated more efficiently during 2010 than during the prior year.  Total operating expenses during 2010 were $1,147,794, a 16% decline from the $1,360,708 in operating expenses that we incurred during 2009.  The decline was attributable to our continuing efforts to achieve efficiencies in our operations, leading to a decrease of $138,129 in our selling and distribution expenses and $74,785 in our general and administrative expenses for 2010 compared to 2009. When demand for our products returns to prior levels, we will endeavor to maintain the efficiencies that we implemented during the current slow period.

Despite our increased efficiency, our reduced gross margin resulted in a decline in income from operations by 3.6%, from $1,388,175 in 2009 to $1,339,663 in 2010.  That decline in our financial results was exacerbated a sharp increase in interest expense.  During the third quarter of 2009 we obtained a $2.9 million bank loan, which we repaid during the second quarter of 2010.  During the third quarter of 2010, however, we replaced it with a $4.43 million bank loan.  The finance charges attributable to those bank loans, $203,974 in 2010, further reduced our net income.  Our net income before income taxes and provision for noncontrolling interests, therefore, fell in 2010 from $1,368,328 to $1,199,413.

Commencing in 2008, we became subject to preferential Chinese income tax rates of 9% for 2008, 10% for 2009 and 11% for 2010, respectively.  As a result of this government allowance, we were taxed at a 10% rate in 2009, causing an expense of $181,930, and at an 11% rate in 2010, cause an expense of $155,180. In 2011 our income will be taxed at the national rate of 15% applicable to companies, such as Harbin Golden Sea, that have been awarded the high-tech enterprise certificate.

The operations of our subsidiary, Harbin Golden Sea, produced approximately $1,118,600 in income during 2010.  However, because we own only 90% of Harbin Golden Sea, we deducted a “noncontrolling interests” of $111,860 before recognizing net income on our Consolidated Statements of Income and Comprehensive Income.  After that deduction and taking into account the income and expenses incurred by the parent corporation, our net income for 2010 was $932,373, representing $.048 per share, an 11% decrease from the net income we achieved in 2009.

Liquidity and Capital Resources

After our subsidiary, Harbin Golden Sea, was organized in 1998, the growth of its operations was funded by contributions to capital by our Chairman, Mrs. Tian.  With the $2.4 million that she invested, Harbin Golden Sea built its facilities and funded its operations, resulting in profitable operations for the past several years.  As a result, at December 31, 2010, we had working capital totaling $9,801,760 (an increase of $1,787,227 since the end of 2009) and no long-term liabilities.

The largest portion of our working capital is now invested in developing strategic relationships that will, we hope, benefit us in the future.  Within the Chinese business community, the extension of interest-free loans is a normal method of securing good relations and future opportunities.  For that reason, as of December 31, 2010, we had outstanding an unsecured, interest-free loan of $6,371,400 to Heilongjiang Jindi Real Estate Development Co., Ltd., in anticipation of future benefits to our real estate assets.  That loan was repaid in January and February of 2011, and we do not anticipate further lending to Heilongjiang Jindi Real Estate Development Co., Ltd.  We may, however, make loans to other parties from time to time in anticipation of future business benefits.

Over the longer term, the continued revenue growth in our printing services business will require further capital investment.  As China’s banking industry rapidly modernizes, our customers will demand higher quality products similar to those available to the banking industry in Europe and the U.S.  Our ability to meet that demand will determine the long term growth of our business.  Immediately, the development of these new products will require substantial capital investment.  For that purpose, we secured a $2.9 million collateralized loan during the third quarter of 2009, which we replaced during the third quarter of 2010 with a $4.43 million collateralized bank loan with an interest rate of 5.841%.  We applied $748,379 to improvements in our plant and equipment during the second half of 2009.  In 2010 we used a portion of the funds to increase our inventory in anticipation of growth, and used another portion to temporarily increase our loan to Heilongjiang Jindi.  At the end of 2010, however, we had signed commitments to purchase $1,334,715 in plant and machinery.  Since Heilongjiang Jindi repaid its loan in full early in 2011, we will apply a portion of those funds to payment for that capital improvement.

Our operations during 2010 provided us $832,468 in net cash.  The disparity between our net income and net cash from operations was primarily attributable to the fact that during year we increased our miscellaneous outstanding other receivables (deposits, advances to staff, etc.) by $592,156.  The largest component of that increase was a deposit for the purchase of equipment we will need to expand into the card-printing business.  We are still reviewing the prospects in that business, and have not determined whether we will pursue it.  If we decide not to enter the card-printing business, our deposit is redundable.

We held $3,692,174 in cash and equivalents at December 31, 2010, and $2,199,189 in trade receivables, of which only $376,205 were more than 90 days old.  We have a $4.5 million debt payment due in 2011, but our liquid assets are more than adequate, and we expect to pay the loan in full at the end of June.  We are cash positive in our operations, are operating profitably and hold over $6.4 million in fixed assets free of lien.  Accordingly, we expect to be able to secure bank financing when our operations warrant capital expansion.  For that reason, we expect our liquidity will be sufficient in the next year to fund our ongoing operations as well as our near-term growth.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for 2010, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  These estimates were:

•
Our decision, explained in Note 5 to the Consolidated Financial Statements, to record a 100% valuation allowance against the deferred asset arising from our net operating loss carryforward for U.S income taxes.  The decision is based on our lack of assurance that the Company will realize income taxable in the U.S. in future periods.

•
Our decision, set forth in Note 7 to the Consolidated Financial Statements, to record a $4,598 provision for doubtful accounts, against total trade receivables of $2,203,787.  This decision was based on our knowledge of the customers and their history of full payment.

•
Our decision, described in Note 8 to the Consolidated Financial Statements, to record no provision for obsolete inventories.  This decision was based on fact that we have orders in house for all of our finished inventory and work in progress, while the raw materials are currently usable.

We have made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2010.

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Xinyinhai Technology, Ltd.

We have audited the accompanying consolidated balance sheets of Xinyinhai Technology, Ltd. (the “Company”) and its subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ PKF
Certified Public Accountants
Hong Kong, China
April 13, 2011

XINYINHAI TECHNOLOGY, LTD.
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	As of December 31,
	2010	2009
ASSETS

Current assets
Cash and cash equivalents	$3,692,174	$2,624,780
Trade receivables (Note 7)	2,199,189	2,163,647
Inventories (Note 8)	1,675,516	1,707,931
Value added tax recoverable	-	19,198
Other receivables, deposits and prepayments (Note 9(a))	973,066	352,449
Loans to third parties (Note 9(b))	6,371,400	4,879,468

Total current assets	14,911,345	11,747,473

Property, plant and equipment, net (Note 10(a))	5,380,708	5,601,405
Land-use-right (Note 10(b))	1,049,161	1,042,064

TOTAL ASSETS	$21,341,214	$18,390,942

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Collateralized bank loan (Note 11)	$4,551,000	$2,934,000
Trade payables	368,062	561,804
Customer deposits	17,664	1,300
Other payables and accrued liabilities (Note 12)	134,884	208,676
Value added tax payable	10,722	-
Income tax payable	27,253	27,160

TOTAL LIABILITIES	5,109,585	3,732,940

COMMITMENTS AND CONTINGENCIES (NOTE 13)

STOCKHOLDERS’ EQUITY

Common stock (Note 14(a))	19,484	19,484
Additional paid-in capital	3,294,543	3,294,543
Statutory reserves (Note 15)	1,565,971	1,437,061
Accumulated other comprehensive income	1,805,479	1,330,394
Retained earnings	7,877,721	7,074,258

TOTAL XINYINHAI TECHNOLOGY, LTD. STOCKHOLDERS’ EQUITY	14,563,198	13,155,740

NONCONTROLLING INTERESTS (NOTE 3)	1,668,431	1,502,262

TOTAL EQUITY	16,231,629	14,658,002

TOTAL LIABILITIES AND EQUITY	$21,341,214	$18,390,942

See the accompanying notes to consolidated financial statements

XINYINHAI TECHNOLOGY, LTD.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Stated in US Dollars)
	Year ended December 31,
	2010	2009

Revenues (Note 3)	$8,146,956	$8,627,306
Cost of revenues	(5,659,499)	(5,878,423)

Gross profit	2,487,457	2,748,883

Operating expenses
Selling and distribution expenses	193,611	331,740
General and administrative expenses	954,183	1,028,968

Total expenses	1,147,794	1,360,708

Income from operations	1,339,663	1,388,175

Interest income	7,972	7,524
Government grants (Note 3)	23,266	50,031
Other income	35,226	16,414
Finance costs (Note 4)	(206,714)	(93,816)

Income before income taxes and noncontrolling interests	1,199,413	1,368,328
Income taxes (Note 5)	(155,180)	(181,930)

Net income before noncontrolling interests	1,044,233	1,186,398
Net income attributable to noncontrolling interests	(111,860)	(136,005)

Net income attributable to Xinyinhai Technology, Ltd. common stockholders	$932,373	$1,050,393

Net income before noncontrolling interests	$1,044,233	$1,186,398

Other comprehensive income
Foreign currency translation adjustments	529,394	695

Comprehensive income	1,573,627	1,187,093

Comprehensive income attributable to noncontrolling interests	(166,169)	(136,085)

Comprehensive income attributable to Xinyinhai Technology, Ltd. common stockholders	$1,407,458	$1,051,008

Earnings per share attributable to Xinyinhai Technology, Ltd. common stockholders - basic and diluted (Note 6)	$0.048	$0.054

Weighted average number of common stock outstanding - basic and diluted	19,484,029	19,484,029

See the accompanying notes to consolidated financial statements

XINYINHAI TECHNOLOGY, LTD.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Stated in US Dollars)
	Xinyinhai Technology, Ltd. stockholders
					Accumulated
			Additional		other
	Common stock		paid-in	Statutory	comprehensive	Retained	Noncontrolling
	No. of shares	Amount	capital	reserves	income	earnings	interests	Total

Balance, January 1, 2009	19,484,029	$19,484	$3,294,543	$1,276,013	$1,329,779	$6,184,913	$1,366,177	$13,470,909

Net income	-	-	-	-	-	1,050,393	136,005	1,186,398
Foreign currency translation adjustments	-	-	-	-	615	-	80	695
Appropriation to reserves	-	-	-	161,048	-	(161,048)	-	-

Balance, December 31, 2009	19,484,029	19,484	3,294,543	1,437,061	1,330,394	7,074,258	1,502,262	14,658,002

Net income	-	-	-	-	-	932,373	111,860	1,044,233
Foreign currency translation adjustments	-	-	-	-	475,085	-	54,309	529,394
Appropriation to reserves	-	-	-	128,910	-	(128,910)	-	-

Balance, December 31, 2010	19,484,029	$19,484	$3,294,543	$1,565,971	$1,805,479	$7,877,721	$1,668,431	$16,231,629

See the accompanying notes to consolidated financial statements

XINYINHAI TECHNOLOGY, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
	Year ended December 31,
	2010	2009
Cash flows from operating activities

Net income attributable to Xinyinhai Technology Ltd. common stockholders	$932,373	$1,050,393
Adjustments to reconcile net income attributable to Xinyinhai Technology Ltd. common stockholders to net cash provided by operating activities :-
Depreciation on property, plant and equipment	462,763	444,100
Amortization of prepaid expenses	-	87,693
Loss on disposal of property, plant and equipment	4,106	-
Amortization of land-use-right	27,652	27,466
Allowance of doubtful accounts and bad debts	-	6,961
Noncontrolling interests	111,860	136,005
Changes in operating assets and liabilities:-
Trade receivables	37,169	730,848
Inventories	88,176	242,464
Other receivables, deposits and prepayments	(592,156)	3,326,150
Trade payables	(207,136)	(337,131)
Customer deposits	15,877	(115,848)
Other payables and accrued liabilities	(77,154)	(443,225)
Income taxes payable	(810)	(10,545)
Value added tax payable	29,748	(130,836)

Net cash flows provided by operating activities	832,468	5,014,495

Cash flows from investing activities
Loans to third parties	(4,809,801)	(4,992,883)
Loans repaid by third parties	3,520,004	116,408
Payments to acquire property, plant and equipment	(67,142)	(941,720)
Sales proceeds from disposal of property, plant and equipment	760	-

Net cash flows used in investing activities	(1,356,179)	(5,818,195)

Cash flows from financing activities
Collateralized bank loan	4,428,000	2,932,200
Repayment of bank loan	(2,952,000)	-

Net cash flows provided by financing activities	1,476,000	2,932,200

Effect of foreign currency translation on cash and cash equivalents	115,105	1,220

Net increase in cash and cash equivalents	1,067,394	2,129,720

Cash and cash equivalents, beginning of year	2,624,780	495,060

Cash and cash equivalents, end of year	$3,692,174	$2,624,780

Supplemental disclosures for cash flow information :-
Cash paid for :-
Interest paid	$203,974	$91,382
Income taxes paid	$155,991	$192,475

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

(b)
On June 29, 2006, the Company executed a share exchange agreement (the “Share Exchange”) with the stockholders of Winner Sea whereby the stockholders of Winner Sea exchanged all their Winner Sea shares for 18,000,000 shares of the Company’s common stock, representing 98.3% of the outstanding stock of the Company.

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

The Company also earned approximately 5% of its revenue for the current reporting period from its position as a distributor of plasma arc cutting machinery and consumable parts.  The plasma arc cutting systems are designed to provide metal workers with clean cuts for metal work that permits little tolerance for error, and are well-known worldwide.

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.             Summary of significant accounting policies

Basis of presentation and consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

In preparing financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.  These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories and the estimation on useful lives of property, plant and equipment.  Actual results could differ from those estimates.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade receivables.  As of December 31, 2010, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.  With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral.  The Company maintains an allowance for doubtful accounts of trade receivables.

During the year ended December 31, 2010, the Company did not have any customers which represented 10% or more to the Company’s sales revenue.

During the year ended December 31, 2009, there were two customers, which contributed 10% or more to the Company’s consolidated revenues : Jilin finance Rural Credit Union and Heilongjiang Province Postal Savings Bank, which contributed respectively 11% and 10%.

During the reporting periods, customers representing 10% or more of the Company’s gross trade receivables are as follows:-
	Year ended December 31,
	2010	2009

Heilongjiang Province Construction Bank	$295,082	$34,971
Shanxi Province Postal Savings Bank	265,747	301,294
Liaoning Province Postal Savings Bank	173,312	323,858

	$734,141	$660,123

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.             Summary of significant accounting policies (Cont’d)

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less.  As of December 31, 2010, the cash and cash equivalents were denominated in Renminbi (“RMB”) and are not freely convertible into foreign currencies.

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

During the year ended December 31, 2010, the Company recorded government grants income of US$23,266 which was received from the relevant government authorities to reimburse the payment made to the defined contribution plan.

During the year ended December 31, 2009, the Company recorded government grants income of US$50,031. US$6,048 of the grant received from the relevant government authorities to reimburse the payment made to the defined contribution plan and US$43,983 received for the subsidy of informational communication.

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

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.             Summary of significant accounting policies (Cont’d)

Revenue recognition

The Company derives revenues from the sales of printed products and trading of equipment.  The Company recognizes its revenues net of related business taxes and value added taxes and when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.

(a)
The Company recognizes revenue from the sale of printed forms upon delivery to the customers and the transfer of title and risk of loss.  Because the majority of products are customized to meet customer specifications, product returns are not significant.

(b)
Trading of equipment, plasma arc cutting machines does not require significant modification or customization.  Revenue from sale of the equipment and associated spare parts is recognized at the time of delivery of products to customers and when the title and ownership are passed to the customers.

Advertising, transportation and research and development expenses

Advertising, transportation, research and development, and other product-related costs are charged to expense as incurred.

Advertising expenses amounting to $415 and $10,397 for the years ended December 31, 2010 and 2009 respectively are included in selling and distribution costs.

Transportation expenses amounting to $106,245 and $124,871 for the years ended December 31, 2010 and 2009 respectively are included in selling and distribution costs.

No research and development expenses for the years ended December 31, 2010 and 2009 are included in general and administrative expenses.

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

For financial reporting purposes, the financial statements of Harbin Golden Sea, which are prepared using the functional currency, have been translated into US$.  Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates.  Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.  The exchange rates in effect at December 31, 2010 and 2009 were RMB1 for US$0.1517 and US$0.1467 respectively.  There is no significant fluctuation in exchange rate for the conversion of RMB to US$ after the balance sheet date.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.             Summary of significant accounting policies (Cont’d)

Recently issued accounting standards (Cont'd)

The FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820 to require the following additional disclosures regarding fair value measurements: (i) the amounts of transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (iii) the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. ASU 2010-06 also amends ASC Topic 820 to clarify existing disclosure requirements, requiring fair value disclosures by class of assets and liabilities rather than by major category and the disclosure of valuation techniques and inputs used to determine the fair value of Level 2 and Level 3 assets and liabilities. With the exception of disclosures relating to purchases, sales, issuances and settlements of recurring Level 3 measurements, ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009. The disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements will be effective for financial statements for annual reporting periods beginning after December 15, 2010.  The management is in the process of evaluating the effect of disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements on its financial statements and result of operation and is currently not yet in a position to determine such effect.

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

4.             Finance costs

	Year ended December 31,
	2010	2009

Bank interests	$203,974	$91,382
Bank charges	2,740	2,434

	$206,714	$93,816

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

5.	Income taxes

The Company is subject to the United States of America tax law at a tax rate of 34%.  It had no taxable income for income tax purposes in the year ended December 31, 2010.  The Company has not provided deferred taxes on undistributed earnings of its non-U.S. subsidiaries as of December 31, 2010, as it is the Company’s current policy to reinvest these earnings in non-U.S. operations.

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

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

5.	Income taxes (Cont’d)

	Year ended December 31,
	2010	2009

Provision for income taxes at 34%	$407,800	$465,232
Non-deductible items for tax	39,704	27,731
Tax concessions	(202,943)	(231,234)
Tax rate differential	(114,640)	(138,778)
Valuation allowance	25,259	58,979

	$155,180	$181,930

During the two years ended December 31, 2010 and 2009, the aggregate amounts of benefit from tax holiday were $202,943 and $231,234 and the respective effect on earnings per share effect was $0.009 and $0.01 respectively.

In July 2006, the FASB issued ASC 740 (previously Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”).  This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  The management evaluated the Company’s and its subsidiaries’ tax positions and considered that no additional provision for uncertainty in income taxes is necessary as of December 31, 2010.

Deferred tax asset as of the balance sheet dates is composed of the following:-

	As of December 31,
	2010	2009
United States
Tax losses	$145,410	$120,151
Valuation allowances	(145,410)	(120,151)

	$-	$-

The Company has net operating loss carry forwards for income taxes amounting to approximately $427,706 and $353,415 as of December 31, 2010 and 2009 respectively.  These losses are available to reduce future years’ taxable income and will expire, if not utilized, through 2028.  Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history.  Accordingly, a full deferred tax asset valuation allowance has been provided against the deferred tax asset.

6.             Earnings per share - basic and diluted

The basic and diluted earnings per share is calculated using the net income attributable to Xinyinhai Technology, Ltd. common stockholders and the weighted average number of common stock outstanding during the years.

There were no dilutive instruments as of December 31, 2010 and 2009.  Accordingly, the basic and diluted earnings per share are the same for both the reporting periods.

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

7.             Trade receivables

	As of December 31,
	2010	2009

Trade receivables	$2,203,787	$2,174,695
Allowance for doubtful accounts	(4,598)	(11,048)

	$2,199,189	$2,163,647

An analysis of the allowance for doubtful accounts for the years ended December 31, 2010 and 2009 are as follows :-

	Year ended December 31,
	2010	2009

Balance at beginning of year	$11,048	$6,024
Addition of bad debt expense	-	6,961
Trade receivables written off	(6,642)	(1,958)
Translation adjustments	192	21

Balance at end of year	$4,598	$11,048

8.             Inventories

	As of December 31,
	2010	2009

Raw materials	$830,663	$1,033,203
Work in progress	301,245	209,966
Finished goods	543,608	464,762

	$1,675,516	$1,707,931

The Company recorded no allowance of obsolete inventories during the years ended December 31, 2010 and 2009.

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

9.             Other receivables, deposits and prepayments and loans to third parties

(a)	Other receivables, deposits and prepayments

	As of December 31,
	2010	2009

Deposits	$713,097	$189,126
Retention money	17,865	14,670
Advances to staff	202,083	110,832
Prepayments	2,629	1,662
Other receivables	37,392	36,159

	$973,066	$352,449

(b)	Loans to third parties

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

During the months of January, February, March, May and June 2010, Harbin KeHai had drawn down a total amount of RMB3,056,726 (equivalent to $451,173) and repaid the amount of RMB4,718,266 (equivalent to $696,416) , resulting in no outstanding balance as of December 31, 2010.

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

During the months of January, March, May, July, August and September 2010, Heilongjiang Jindi had drawn down a total amount of RMB29,530,000 (equivalent to $4,358,628) and repaid the amount of RMB18,530,000 (equivalent to $2,735,028) resulting to the outstanding loan balance of RMB42,000,000 (equivalent to $6,371,400) as of December 31, 2010. The whole amount was fully repaid during January and February 2011.

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

9.             Other receivables, deposits and prepayments and loans to third parties (Cont’d)

(b)	Loans to third parties (Cont’d)

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

The whole amount of RMB600,000 (equivalent to $88,560) was repaid in May 2010, resulting in no outstanding balance as of December 31, 2010.

In the opinion of the management of the Company, the purpose of the short-term, interest-free loans to third parties is to develop strategic business relationships within the Chinese business community.  As of December 31, 2010, a total of loan amounts of $6,371,400 was made to Harbin KeHai, Heilongjiang Jindi in anticipation of future benefits to trading, real estate and pharmaceutical industries respectively.

10.           Property, plant and equipment, net and land-use-right

(a)	Property, plant and equipment, net

	As of December 31,
	2010	2009

Buildings	$4,336,485	$4,158,278
Plant and machinery	3,053,208	2,930,257
Motor vehicles	447,264	432,914
Furniture, fixtures and equipment	96,658	92,613

	7,933,615	7,614,062
Accumulated depreciation	(2,552,907)	(2,012,657)

Property, plant and equipment, net	$5,380,708	$5,601,405

Depreciation expenses for the year ended December 31, 2010 and 2009 were $462,763 and $444,100 respectively and are included in:-

	As of December 31,
	2010	2009

Cost of sales	$347,072	$301,935
General and administrative expenses	115,691	142,165

	$462,763	$444,100

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

10.           Property, plant and equipment, net and land-use-right (Cont’d)

(a)           Property, plant and equipment, net (Cont’d)

During the year ended December 31, 2010, property, plant and equipment with carrying amounts of RMB32,967 (equivalent to $4,866) were disposed of at a consideration of $760 resulting in a loss of $4,106. No property, plant and equipment was disposed during the year ended December 31, 2009.

As of December 31,2010 and 2009, property, plant and equipment with net book values of $4,639,379 and $3,121,701 were pledged to a bank loan granted to Harbin Golden Sea (Note 11).

(b)           Land-use-right

	As of December 31,
	2010	2009

Land-use-right	$1,108,369	$1,071,601
Accumulated amortization	(59,208)	(29,537)

	$1,049,161	$1,042,064

The land-use-right relates to the plot of land on which the office located at No. 4 Yantai Road, Centralized Park, Haping Road, Harbin Development Zone, Harbin, China.    Harbin Golden Sea obtained the right from the relevant PRC land authority for a period of 39 years to use the land on which the office premises, production facilities and warehouse of Harbin Golden Sea is situated.

As of December 31, 2010 and 2009, the land-use-right of carrying amount of $Nil and $1,042,064 was pledged to a bank loan granted to Harbin Golden Sea (Note 11).

Amortization for the years ended December 31, 2010 and 2009 was $27,652 and $27,466 respectively.

The estimated aggregate amortization expenses for land-use-right for the five succeeding years is as follows :-

Year

2011	$27,652
2012	27,652
2013	27,652
2014	27,652
2015	27,652

$138,260

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

11.           Collateralized bank loan

	As of December 31,
	2010	2009

Bank loan repayable within 1 year	$4,551,000	$2,934,000

The above bank loan is denominated in RMB and carry an average interest rate at 5.841% per annum. The bank loan was secured by the following assets of the Company :-

	As of December 31,
	2010	2009

Buildings	$3,684,961	$3,121,701
Land-use-right	-	1,042,064
Plant and machinery	954,418	-

Bank loan repayable within 1 year	$4,639,379	$4,163,765

12.          Other payables and accrued liabilities

	As of December 31,
	2010	2009

Other payables	$42,489	$132,534
Accrued statutory staff welfare and salaries	45,235	28,982
Accrued liabilities	47,160	47,160

	$134,884	$208,676

13.          Commitments and contingencies

As of December 31, 2010, the Company had capital commitments in respect of the acquisition of plant and machinery amounting to $1,334,715, which was contracted for but not provided in these financial statements.

As of December 31, 2010, operating lease payments of $49,303 represent rentals receivable within 2011 by the Company for its building under non-cancelable operating lease.

The Company had no commitments or contingencies liabilities as of December 31, 2009.

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

14.           Stockholders’ equity

(a)	Common stock

	No. of shares	Amount
Authorized:-

Common stock at USD0.001 par value	40,000,000	$40,000

Issued and outstanding:-

As of January 1, 2009, December 31, 2009 and 2010	19,484,029	$19,484

(b)
In 2008, the Company entered into a consultancy agreement with a consultant whereby the Company agreed to issue to the consultant 300,000 shares of common stock and five-year warrants to purchase 200,000 shares of the Company's common stock in exchange for services on introducing potential source of capital by the consultant.

The common stock and warrants were issued to the consultant on July 22, 2008.  The Company cancelled the issued warrants to the consultant on July 27, 2009.

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

15.           Statutory reserves

(a)
In accordance with the relevant laws and regulations of the PRC, the subsidiary is required to appropriate 10% of its net income reported under the PRC statutory accounts, after offsetting any prior years’ losses, to the statutory reserve.  When the balance of such reserve reaches 50% of the subsidiary’s registered capital, any further appropriation is optional.

(b)
During the years ended December 31, 2010 and 2009, the Company appropriated in aggregate $128,910 and $161,048 respectively to the statutory reserve based on its net income reported under the PRC statutory accounts.

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

16.           Defined contribution plan

The Company has a defined contribution plan for all its qualified employees in the PRC.  The Company and its employees are each required to make contributions to the plan at the rates specified in the plan.  The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in future years.  The defined contribution plan contributions were charged to the statement of operations.  The Company contributed $58,347 and $63,101 for the years ended December 31, 2010 and 2009 respectively.

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

The Company received a total of 5,233,870 shares of the Company’s common stock which were cancelled by certain consultants during the year ended December 31, 2008.

Other than the above transactions and the plan as disclosed in Note 14(b), no other options or awards have been made, exercised or lapsed during the years ended December 31, 2010 and 2009 under the equity incentive plan.

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

18.           Segment information

The Company currently operates in two reportable segments, Sales of printed products and trading of equipment.  The accounting policies of the segments are the same as described in the summary of significant accounting policies.  The Company evaluates segment performance based on income from operations.  As a result, the components of operating income for one segment may not be comparable to another segment.  The following is a summary of the Company’s segment information for the years ended December 31, 2010 and 2009:-

	Printing Products		Equipment Trading		Total
	Year ended December 31,		Year ended December 31,		Year ended December 31,
	2010	2009	2010	2009	2010	2009

Revenues	$7,707,195	$7,479,610	$439,761	$1,147,696	$8,146,956	$8,627,306
Gross profit (loss)	2,634,436	2,504,367	(146,979)	244,516	2,487,457	2,748,883
Interest income	7,175	6,772	797	752	7,972	7,524
Depreciation on property, plant and
equipment and amortization	432,746	406,772	10,480	15,833	443,226	422,605
Segment profit (loss)	1,581,385	1,463,169	(260,413)	108,855	1,320,972	1,572,024
Total assets	12,954,100	11,658,140	923,472	767,542	13,877,572	12,425,682
Expenditure for segment assets	52,860	777,010	5,873	4,665	58,733	781,675

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

18.           Segment information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	As of December 31,
	2010	2009

Total consolidated revenue	$8,146,956	$8,627,306

Total income for reportable segments	$1,320,972	$1,572,024
Other income	-	4,000
Unallocated amounts relating to operations :-
Amortization of prepaid expenses	-	(87,693)
Value of common stock and warrants issued to a consultant	-	-
Depreciation and amortization	(47,189)	(48,961)
General and administrative expenses	(74,370)	(71,042)

Income before income taxes and noncontrolling interests	$1,199,413	$1,368,328

Assets

Total assets for reportable segments	$13,877,572	$12,425,682
Unallocated amounts relating to operations :-
Building and land-use-right	1,051,886	1,046,590
Other receivables	37,393	36,160
Loans to third parties	6,371,400	4,879,468
Cash and cash equivalents	2,963	3,042

Total	$21,341,214	$18,390,942

All of the Company’s long-lived assets and customers are located in the PRC.  Accordingly, no geographic information is presented.

19.           Related party transactions

The Company had no material transactions with its related parties during the years reported in these financial statements.

20.           Subsequent events

The Company has evaluated all subsequent events from the balance sheet date through the date the financial statements were issued and determined that there were no subsequent events or transactions that required recognition or disclosure in the consolidated financial statements except for disclosures in note 9(b).

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

(c)            Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2010, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified no material weaknesses in our internal control over financial reporting.  Accordingly, management’s assessment is that the Company’s internal controls over financial reporting were effective as of December 31, 2010.

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

ITEM 9B.               OTHER INFORMATION.

None.

PART III

ITEM 10.                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals are the members of Xinyinhai Technology’s Board of Directors and its executive officers.

Name	Age	Position
Tian Ling	47	Chairman, Chief Executive Officer
Xie Guihong	48	Vice President, Director
Du Song	64	Chief Financial Officer, Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2010.

ITEM 11.                EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by Xinyinhai Technology, Ltd. and its subsidiaries to Tian Ling, its Chief Executive Officer.  There were no other executive officers whose total salary and bonus for the fiscal year ended December 31, 2010 exceeded $100,000.

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Tian Ling	2010	$53,136	0	0	0	0
	2009	$52,182	0	0	0	0
	2008	$45,407	0	0	0	0

Equity Awards

The following tables set forth certain information regarding the stock options acquired by the executive officer named in the table above during the year ended December 31, 2010 and those options held by her on December 31, 2010.

Option Grants in the Last Fiscal Year

	Number of securities underlying option	Percent of total options granted to employees in fiscal	Exercise Price	Expiration	Potential realizable value at assumed annual rates of appreciation for option term
	Granted	year	($/share)	Date	5%	10%
Tian Ling	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officer named in the table above during the year ended December 31, 2010 and held by her unvested at December 31, 2010.

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

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

PKF Certified Public Accountants, Hong Kong, China, a member firm of the PKF International Limited network of legally independent firms (“PKF Hong Kong”), our independent registered public accounting firm, billed $45,000 to the Company for professional services rendered for the audit of our fiscal 2010 financial statements.  PKF Hong Kong  billed $45,000 to the Company for professional services rendered for the audit of our fiscal 2009 financial statements.

Audit-Related Fees

PKF Hong Kong billed $13,500 to the Company during fiscal 2010 for assurance and related services that are reasonably related to the performance of the 2010 review of the quarterly financial statements.  PKF Hong Kong billed $12,000 to the Company during fiscal 2009 for assurance and related services that are reasonably related to the performance of the 2009 audit or review of the quarterly financial statements.

Tax Fees

PKF Hong Kong  did not perform professional services rendered for tax compliance, tax advice and tax planning during fiscal 2010 or fiscal 2009.

All Other Fees

PKF Hong Kong did not perform any services for the Company in fiscal 2010 or fiscal 2009 that are not described above.

 It is the policy of the Company’s Board of Directors that all services, other than audit, review or attest services, must be pre-approved by the Board of Directors, acting in lieu of an audit committee.  All of the services described above were approved by the Board of Directors.

Subcontracted Services

The hours expended on PKF Hong Kong’s engagement to audit the Company’s financial statements for 2010 that were attributed to work performed by persons other than full-time permanent employees of PKF Hong Kong was not greater than 50% of the total hours expended.

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

XINYINHAI TECHNOLOGY, LTD.

By: /s/ Tian Ling
Tian Ling, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on April 13, 2011 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Tian Ling
Tian Ling, Director
Chief Executive Officer

/s/ Du Song
Du Song, Director
Chief Financial Officer

/s/ Xie Guihong
Xie Guihong, Director