Form 10-Q
period 2011-03-31
XINYINHAI TECHNOLOGY, LTD.
filed 2011-05-23
CIK 1307624

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
May 23, 2011
Common Voting Stock: 19,484,029

XINYINHAI TECHNOLOGY, LTD.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

Index to Condensed Consolidated Financial Statements

PAGES

Condensed Consolidated Balance Sheets	2

Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income	3

Condensed Consolidated Statements of Cash Flows	4

Notes to Condensed Consolidated Financial Statements	5 - 17

XINYINHAI TECHNOLOGY, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$2,913,340	$3,692,174
Trade receivables (Net of allowance for doubtful accounts of
$4,613 for 2011 and $4,598 for 2010)	3,534,342	2,199,189
Inventories (Note 7)	1,806,558	1,675,516
Income tax recoverable	1,637	-
Other receivables, deposits and prepayments (Note 8(a))	997,783	973,066
Loan to a third party (Note 8(b))	6,392,400	6,371,400

Total Current Assets	15,646,060	14,911,345

Property, plant and equipment, net (Note 9)	5,277,923	5,380,708
Land-use-right	1,045,490	1,049,161

TOTAL ASSETS	$21,969,473	$21,341,214

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Collateralized bank loan (Note 10)	$4,566,000	$4,551,000
Trade payables	903,397	368,062
Customer deposits	33,706	17,664
Other payables and accrued liabilities (Note 11)	243,037	134,884
Value added tax payable	62,172	10,722
Income tax payable	-	27,253

TOTAL LIABILITIES	5,808,312	5,109,585

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS’ EQUITY

Common stock (Note 13)	19,484	19,484
Additional paid-in capital	3,294,543	3,294,543
Statutory reserves	1,565,971	1,565,971
Accumulated other comprehensive income	1,853,399	1,805,479
Retained earnings	7,765,603	7,877,721

TOTAL XINYINHAI TECHNOLOGY, LTD. STOCKHOLDERS' EQUITY	14,499,000	14,563,198

NONCONTROLLING INTERESTS (NOTE 3)	1,662,161	1,668,431

TOTAL EQUITY	16,161,161	16,231,629

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,969,473	$21,341,214

See the accompanying notes to condensed consolidated financial statements

XINYINHAI TECHNOLOGY, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)
(Stated in US Dollars)

	Three months ended March 31,
	2011	2010

Revenues (Note 3)	$1,912,740	$2,174,378
Cost of revenues	(1,620,304)	(1,363,290)

Gross profit	292,436	811,088

Operating expenses
Selling and distribution expenses	80,405	70,989
General and administrative expenses	293,424	149,291
Research and development expenses	16,736	-

Total expenses	390,565	220,280

(Loss)/income from operations	(98,129)	590,808
Interest income	4,180	1,219
Other income	37,974	1,275
Finance costs (Note 4)	(67,046)	(39,206)

(Loss)/income before income taxes and noncontrolling interests	(123,021)	554,096
Income taxes (Note 5)	(835)	(64,245)

Net (loss)/income before noncontrolling interest	(123,856)	489,851
Net loss/(income) attributable to noncontrolling interests	11,738	(49,888)

Net (loss)/income attributable to Xinyinhai Technology, Ltd. common stockholders	$(112,118)	$439,963

Net (loss)/income before noncontrolling interests	$(123,856)	$489,851
Other comprehensive income
Foreign currency translation adjustments	53,388	124

Comprehensive (loss)/income	(70,468)	489,975
Comprehensive loss/(income) attributable to noncontrolling interests	6,270	(49,905)

Comprehensive (loss)/income attributable to Xinyinhai Technology, Ltd. common stockholders	$(64,198)	$440,070

(Loss)/earnings per share attributable to Xinyinhai Technology, Ltd. stockholders (Note 6) : basic and diluted	$(0.006)	$0.023

Weighted average number of common stock outstanding	19,484,029	19,484,029

See the accompanying notes to condensed consolidated financial statements

XINYINHAI TECHNOLOGY, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)
(Stated in US Dollars)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities
Net (loss)/income attributable to Xinyinhai Technology Ltd.
common stockholders	$(112,118)	$439,963
Adjustments to reconcile net (loss)/income attributable to Xinyinhai Technology Ltd. common stockholders to net cash used in operating activities :
Depreciation and amortization	127,977	114,363
Noncontrolling interests	(11,738)	49,888
Changes in operating assets and liabilities
Trade receivables	(1,324,415)	(698,553)
Inventories	(125,190)	(347,942)
Other receivables, deposits and prepayments	(21,453)	45,243
Trade payables	532,718	226,816
Customer deposits	15,942	9,939
Other payables and accrued liabilities	107,598	(96,931)
Income tax recoverable/payable	(28,903)	37,095
Value added tax payable	51,280	52,421

Net cash flows used in operating activities	(788,302)	(167,698)

Cash flow from investing activities
Loans to third parties	(6,375,600)	(422,309)
Loans repaid by third parties	6,375,600	37,105
Payments to acquire property, plant and equipment	(664)	(57,330)

Net cash flows used in investing activities	(664)	(442,534)

Effect of foreign currency translation on cash and cash equivalents	10,132	(122)

Net decrease in cash and cash equivalents	(778,834)	(610,354)

Cash and cash equivalents, beginning of period	3,692,174	2,624,780

Cash and cash equivalents, end of period	$2,913,340	$2,014,426

Supplemental disclosures for cash flow information :-
Cash paid for :-
Interest expenses	$66,500	$38,936
Income taxes	$29,738	$27,151

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

The Company ended its development stage after the share exchange transaction as detailed in note 1(b) to the condensed consolidated financial statements.

(b)
On June 29, 2006, the Company executed a share exchange agreement (the “Share Exchange”) with the stockholders of Winner Sea whereby the stockholders of Winner Sea exchanged all their Winner Sea shares for 18,000,000 shares of the Company’s common stock, representing 98.3% of the then outstanding stock of the Company.

The purchase method under reverse takeover accounting has been applied for the Share Exchange. These condensed consolidated financial statements issued under the name of the legal parent, Xinyinhai, are a continuation of the financial statements of Winner Sea, which include Winner Sea’s majority owned subsidiary Harbin Golden Sea.

2.            Description of business

The Company, through Harbin Golden Sea, is a leading participant in the PRC’s financial notes printing industry. It provides printing services whose quality equals the highest standards worldwide and imports state-of-the-art printing equipment from overseas that is installed on its advanced software systems, such as anti-falsification software.

The Company also earned approximately 4% of its revenue for the current reporting period from its position as a distributor of plasma arc cutting machinery and consumable parts. The plasma arc cutting systems are designed to provide metal workers with clean cuts for metal work that permits little tolerance for error, and are well-known worldwide.

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

3.            Summary of significant accounting policies

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted from these statements pursuant to such rules and regulation and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three month periods have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

In preparing financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of trade receivables, loan to a third party and inventories and the estimation on useful lives of property, plant and equipment. Actual results could differ from those estimates.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade receivables and loan to a third party. As of March 31, 2011 and December 31, 2010, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables and loan to a third party, the Company extends credit based on an evaluation of the debtors’ financial condition, generally without requiring collateral. The Company maintains an allowance for doubtful accounts of trade receivables. Additional specific provision will be made against trade receivables to the extent that they are considered to be doubtful.

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

3.            Summary of significant accounting policies (Cont’d)

Concentrations of credit risk (Cont'd)

During the reporting periods, customers representing 10% or more of the Company’s consolidated sales are :-

	Three months ended March 31, (Unaudited)
	2011	2010

Company A	$161,489	$357,771
Company B	179,780	352,812
Company C	232,360	234,165

	$573,629	$944,748

As of March 31, 2011 and December 31, 2010, customers representing 10% or more of the Company’s gross trade receivables are as follows :-

	March 31,	December 31,
	2011	2010
	(Unaudited)

Company A	$484,248	$295,082
Company B	106,013	265,747
Company C	720,473	278,013

	$1,310,734	$838,842

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less. As of March 31, 2011, the cash and cash equivalents were denominated in Renminbi (“RMB”) and are not freely convertible into foreign currencies.

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

Depreciation is provided to write off the cost of the assets to the estimated residual value on a straight-line basis over their estimated useful lives as follows :

Depreciable life

Buildings	20 years
Plant and machinery	10 years
Motor vehicles	10 years
Furniture, fixtures and equipment	5 years

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

Noncontrolling interests

Noncontrolling interests are resulted from the consolidation of a 90% owned subsidiary, Harbin Golden Sea, where the Company has control over its operations.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

3.            Summary of significant accounting policies (Cont’d)

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to ASC 740 “Income Taxes”.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Research and development expenses

Research and development expenses are charged to expenses as incurred.

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

For financial reporting purposes, the financial statements of Harbin Golden Sea, which are prepared using the functional currency, have been translated into US$. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign currency translation adjustments to other comprehensive income, a component of stockholders’ equity. The exchange rates in effect at March 31, 2011 and December 31, 2010 were RMB1 for US$1.522 and US$0.1517 respectively. There is no significant fluctuation in exchange rate for the conversion of RMB to US$ after the balance sheet date.

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

3.            Summary of significant accounting policies (Cont’d)

Fair value of financial instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, trade and other receivables, loan to a third party, customer deposits, collateralized bank loan, and trade and other payables approximate their fair values due to the short-term maturity of such instruments.

It is the management’s opinion that the Company is not exposed to significant foreign currency, interest, price or credit risks arising from these financial instruments.

Comprehensive income

The Company has adopted ASC 220 “Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  Components of comprehensive income include net income and foreign currency translation adjustments.

Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with ASC 260 “Earnings Per Share”.  Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented.  The weighted average number of shares of the Company represents the common stock outstanding during the periods.

Recently issued accounting standards

In January 2010, the FASB issued ASU 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” that expands the required disclosures about fair value measurements. This guidance provides for new disclosures requiring the Company to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The adoption of ASU 2010-06 has no material impact on the Company’s financial statements.

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

3.            Summary of significant accounting policies (Cont’d)

Recently issued accounting standards (Cont'd)

In April, 2010, the FASB issued ASU 2010-13 “Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force”. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal year, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of ASU 2010-13 has no material impact on the Company’s financial statements.

In July 2010, the FASB issued ASU 2010-20 “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. The objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. Under ASU 2010-20, an entity is required to provide disclosures so that financial statement users can evaluate the nature of the credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed to arrive at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. ASU 2010-20 is applicable to all entities, both public and non-public and is effective for interim and annual reporting periods beginning on or after December 15, 2010. Comparative disclosure for earlier reporting periods that ended before initial adoption is encouraged but not required. However, comparative disclosures are required to be disclosed for those reporting periods ending after initial adoption. The adoption of ASU 2010-20 has no material impact on the Company’s financial statements.

4.           Finance costs

	Three months ended March 31, (Unaudited)
	2011	2010

Bank interest	$66,500	$38,936
Bank charges	546	270

	$67,046	$39,206

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

5.            Income taxes

The Company is subject to the United States of America tax law at a tax rate of 34%.  It had no taxable income for income tax purposes for the three months ended March 31, 2011 and 2010.  The Company has not provided deferred taxes on undistributed earnings of its non-U.S. subsidiaries as of March 31, 2011 as it is the Company’s current policy to reinvest these earnings in non-U.S. operations.

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

On March 16, 2007, the PRC’s legislative body, the National People’s Congress, adopted the unified enterprise income tax ("EIT") Law. This new tax law replaces the existing separate income tax laws for domestic enterprises and foreign-invested enterprises and became effective on January 1, 2008. Under the new tax law, a unified income tax rate is set at 25% for both domestic enterprises and foreign-invested enterprises. However, there will be a transition period for enterprises, whether foreign-invested or domestic, that are currently receiving preferential tax treatments granted by relevant tax authorities. Enterprises that are subject to an enterprise income tax rate lower than 25% may continue to enjoy the lower rate and will transit into the new tax rate over a five year period beginning on the effective date of the EIT Law. Enterprises that are currently entitled to exemptions for a fixed term will continue to enjoy such treatment until the exemption term expires. Preferential tax treatment will continue to be granted to industries and projects that qualify for such preferential treatments under the new tax law. Accordingly, as approved by the Taxation Bureau of Harbin City, Harbin Golden Sea was still entitled to two years’ exemption from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% tax reduction for the immediate next three calendar years (“tax holiday”). The tax holiday of Harbin Golden Sea commenced in the fiscal financial year of 2006.  Accordingly, Harbin Golden Sea was subject to preferential tax rate of 9% for 2008, 10% for 2009 and 11% for 2010 respectively. Starting from the fiscal year 2011, Harbin Golden Sea is subject to enterprise income tax at a preferential rate of 15% for three years due to its engagement in an advance technology industry. The relevant authority granted it a certificate at the end of 2010.

ASC 740 "Accounting fo Uncertainty in Income Taxes" requires recognition and measurement of uncertain income tax positions using a "more-likely-than-not" approach.  The management evaluated the Company's tax positions and considered no provision for uncertainty in income taxes was necessary as of March 31, 2011 and December 31, 2010.

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

6.            (Loss)/Earnings per share - basic and diluted

The basic and diluted (loss)/earnings per share is calculated using the net (loss)/income attributable to Xinyinhai Technology, Ltd. common stockholders and the weighted average number of common stock outstanding during the reporting periods.

There were no dilutive instruments as of March 31, 2011 and 2010.  Accordingly, the basic and diluted (loss)/earnings per share are the same for the three months ended March 31, 2011 and 2010.

7.            Inventories

	March 31,	December 31,
	2011	2010
	(Unaudited)

Raw materials	$1,132,289	$830,663
Work in progress	314,746	301,245
Finished goods	359,523	543,608

	$1,806,558	$1,675,516

8.            Other receivables, deposits and prepayments and loan to a third party

(a)           Other receivables, deposits and prepayments

	March 31,	December 31,
	2011	2010
	(Unaudited)

Deposits	$708,601	$713,097
Retention money	25,535	17,865
Advances to staff	196,871	202,083
Prepayments	30,527	2,629
Other receivables	36,249	37,392

	$997,783	$973,066

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

8.            Other receivables, deposits and prepayments and loan to a third party (Cont’d)

(b)           Loan to a third party

As of December 31, 2010, the outstanding loan balance of RMB42,000,000 (equivalent to $6,371,400) represented a loan to Heilongjiang Jindi Real Estate Development Co., Ltd. (“Heilongjiang Jindi”). Mr. Xia Songlin, the accountant of Harbin Golden Sea, is one of the shareholders of Heilongjiang Jindi.  Pursuant to the loan agreement, the amount is unsecured, interest-free and repayable within 6 months after the drawdown date. During January and February 2011, Heilongjiang Jindi repaid the amount of RMB42,000,000 (equivalent to $6,375,600), resulting in no outstanding balance as of March 31, 2011.

On January 28, 2011, Harbin Golden Century Hotel Co., Ltd (“Harbin Golden Century”) and Harbin Golden Sea entered into a loan agreement. Mr. Xia Songlin, the accountant of Harbin Golden Sea, is one of the shareholders of Harbin Golden Century. Pursuant to the loan agreement, the amount is unsecured, interest-free and repayable within 12 months after the drawdown date. During January and February 2011, Harbin Golden Century had drawn down a total amount of RMB42,000,000 (equivalent to $6,392,400) and the amount was outstanding as of March 31, 2011.

9.            Property, plant and equipment, net

	March 31,	December 31,
	2011	2010
	(Unaudited)

Buildings	$4,350,778	$4,336,485
Plant and machinery	3,063,938	3,053,208
Motor vehicles	448,738	447,264
Furniture, fixtures and equipment	96,975	96,658

	7,960,429	7,933,615
Accumulated depreciation	(2,682,506)	(2,552,907)

Property, plant and equipment, net	$5,277,923	$5,380,708

As of March 31, 2011 and December 31, 2010, property, plant and equipment with net book values of $4,563,157 and $4,639,379 were pledged for a bank loan granted to Harbin Golden Sea (Note 10).

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

10.           Collateralized bank loan

	March 31,	December 31,
	2011	2010
	(Unaudited)

Bank loan repayable within 1 year	$4,566,000	$4,551,000

The above bank loan is denominated in RMB and carries an average interest rate at 5.841% per annum. The bank loan was secured by the following assets of the Company :-

	March 31,	December 31,
	2011	2010
	(Unaudited)

Buildings	$3,642,722	$3,684,961
Plant and machinery	920,435	954,418

	$4,563,157	$4,639,379

11.           Other payables and accrued liabilities

	March 31,	December 31,
	2011	2010
	(Unaudited)

Other payables	$136,644	$42,489
Accrued statutory staff welfare and salaries	52,785	45,235
Accrued liabilities	53,608	47,160

	$243,037	$134,884

12.           Commitments and contingencies

As of March 31, 2011 and December 31, 2010, the Company had capital commitments in respect of the acquisition of plant and machinery amounting to $1,339,114 and $1,334,715 respectively, which was contracted for but not provided in these condensed consolidated financial statements.

As of December 31, 2010, operating lease payments of $49,303 represent rentals receivable within 2011 by the Company from its building under a non-cancelable operating lease.

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

13.           Common stock

	No. of shares	Amount
Authorized:-

Common stock at USD0.001 par value	40,000,000	$40,000

Issued and outstanding:-

As of March 31, 2011 and December 31, 2010	19,484,029	$19,484

14.           Defined contribution plan

The Company has a defined contribution plan for all its qualified employees in the PRC. The Company and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in future years. The defined contribution plan contributions were charged to the statement of operations. The Company contributed $20,166 and $771 for the three months ended March 31, 2011 and 2010 respectively.

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

	Printing Products		Trading of Equipment		Total
	Three months ended March 31, (Unaudited)		Three months ended March 31, (Unaudited)		Three months ended March 31, (Unaudited)
	2011	2010	2011	2010	2011	2010

Revenues	$1,839,877	$2,027,210	$72,863	$147,168	$1,912,740	$2,174,378
Segment (loss)/income	$(19,398)	$588,434	$(85,019)	$(25,282)	$(104,417)	$563,152

	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010	2011	2010
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Segment assets	$13,352,085	$12,954,100	$1,143,127	$923,472	$14,495,212	$13,877,572

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

15.           Segment information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended March 31, (Unaudited)
	2011	2010

Total consolidated revenue	$1,912,740	$2,174,378

Total (loss)/income for reportable segments	$(104,417)	$563,152
Unallocated amounts relating to operations :-
Depreciation and amortization	(12,126)	-
General and administrative expenses	(6,478)	(9,056)

(Loss)/income before income taxes and noncontrolling
interests	$(123,021)	$554,096

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets

Total assets for reportable segments	$14,495,212	$13,877,572
Unallocated amounts relating to operations :-
Building and land-use-right	1,041,413	1,051,886
Other receivables	37,515	37,393
Loan to a third party	6,392,400	6,371,400
Cash and cash equivalents	2,933	2,963

Total	$21,969,473	$21,341,214

All of the Company’s long-lived assets and customers are located in the PRC. Accordingly, no geographic information is presented.

16.           Related party transactions

The Company had no material transactions with its related parties during the periods.

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

Results of Operations

The recent global recession reduced demand for capital goods in China.  Since late 2008, this situation has had a negative impact on both of our business segments.  During the first quarter of 2011 (i.e. the three months ended March 31, 2011), the effect of the recession was most dramatic in our equipment distribution business, where revenues declined by 50% to $72,863 from the already low revenue level of $147,168 in the first three months of 2010.  Revenue in the first quarter of 2010 was, in turn, 73% lower than in the first quarter of 2009.  This two year slide in equipment distribution reflects two factors.  First, there have been delays in the construction of new manufacturing facilities in China, as potential customers wait to see whether demand for their products is revived.  In addition, however, our designated market has been reduced by the equipment manufacturer from the entirety of northeast China to Heilongjiang Province alone.  These factors spurred a decline in sales that reversed a surge in equipment sales that we had experienced in 2008, and reduced this business segment to a 4% contribution to our overall revenue during the first quarter of 2011.  The future of this business segment will depend, in part, on the success of the economic stimulus initiated by the Government of China.  However, our expectation is that equipment sales revenue will stay at the current level for the forseeable future.

Revenue from our printing business also declined, albeit not so precipitously, falling by 9% from $2,027,210 in the first quarter of 2010 to $1,839,877 in the first quarter of 2011.  The printing segment of our business had declined significantly in 2008 and 2009, in part due to the weakening of the Chinese banking industry, as many of our customers were conserving cash pending stabilization of the international credit markets.  Although we experienced a modest recovery in 2010, we have not yet been able to recapture the market position we occupied in 2007.

The modest quarter-to-quarter decline in our revenue was accompanied by a much more significant reduction in the profitability of the sales.  Sales in the first quarter of 2011 generated only 15.3% gross margin, far below our target margin of 45%.  In contrast, sales in the first quarter of 2010 generated 37.3% gross margin.  The gross margin was adversely affected by the decline of our equipment business, which lost more than one dollar for every dollar of sales.  However, margins from our printing business also remained far lower than optimal.  Our business plan contemplates that gross margin from printing services will average approximately 45%, albeit within a range of 35% to 50%, depending on the components of the business.  In recent periods, however, three factors caused margins from printing operations to fall below that standard:

•	the disruption in the Chinese banking industry and the rise of strong competition in our field have forced us to price our products much more aggressively;

•	we have experienced sharp increases in the prices of certain raw materials; and

•	the reduction in our sales volume led to inefficient use of the new larger facility.

As the Chinese banking industry is moving towards stabilization, our expectation is that we will be able to revive our sales growth.  The increase in competition and pressure from rising raw material costs, however, will challenge our ability to return our printing operations to the levels of profitability that they sustained prior to the international credit crisis.

We operated less efficiently during the first quarter of 2011 than during the first quarter of 2010.  Total operating expenses during the first quarter of 2011 were $390,565, an increase of 77% from the $220,280 in operating expenses that we incurred during the first quarter of 2010.  The increase was attributable to several factors:

•	Our overall salaries, allowances and social insurance expense for staff increased approximately $65,000 during the first quarter of 2011.

•	We incurred approximately $34,000 in expenses related to efforts of our management to investigate and secure new business opportunities.

•	We incurred approximately $17,000 in research and development expenses related to those same efforts to expand our product lines.

•	A particularly cold winter led to increased fuel costs to approximately $23,000.

Our expectation is that the sharp rise in first quarter operating expenses is primarily a result of these special factors, and that our level of operating expenses for the year will not be significantly higher than in 2010.

Our reduced gross margin and increased operating expenses resulted in a loss from operations of $98,129 during the first quarter of 2011, in contrast to income from operations of $590,808 during the first quarter of 2010.  That decline in our financial results was exacerbated by a sharp increase in interest expense.  During the third quarter of 2010 we obtained a $4.6 million bank loan.  The finance charges attributable to that bank loans, $66,500 in the first quarter of 2011, increased our net loss.  Our net loss before income taxes and provision for noncontrolling interests, therefore, reached $123,021 in the first quarter of 2011, compared to net income before taxes and noncontrolling interests of $554,096 in the first quarter of 2010.

The operations of our subsidiary, Harbin Golden Sea, produced a net loss of $117,377 during the first quarter of 2011.  However, because we own only 90% of Harbin Golden Sea, we allocate 10% of the loss to the “noncontrolling interests” before recognizing the net loss on our Consolidated Statements of Operations and Comprehensive (Loss)/Income.  After that allocation and taking into account the income and expenses incurred by the parent corporation, our net loss for the first quarter of 2011 was $112,118, representing $.006 per share.  In the first quarter of 2010, we had net income of $.023 per share.

Liquidity and Capital Resources

After our subsidiary, Harbin Golden Sea, was organized in 1998, the growth of its operations was funded by contributions to capital by our Chairman, Mrs. Tian.  With the $2.4 million that she invested, Harbin Golden Sea built its facilities and funded its operations, resulting in profitable operations for the past several years.  As a result, at March 31, 2011, we had working capital totaling $9,837,748 (an increase of $35,988 since the end of 2010) and no long-term liabilities.

The largest portion of our working capital is now invested in developing strategic relationships that will, we hope, benefit us in the future.  Within the Chinese business community, the extension of interest-free loans is a normal method of securing good relations and future opportunities.  For that reason, as of December 31, 2010, we had outstanding an unsecured, interest-free loan of $6,371,400 to Heilongjiang Jindi Real Estate Development Co., Ltd., in anticipation of future benefits to our real estate assets.  That loan was repaid in January and February of 2011, and we do not anticipate further lending to Heilongjiang Jindi Real Estate Development Co., Ltd.  At the same time, however, we loaned $6,392,400 to the Harbin Golden Century Hotel Co., Ltd.  The loan is interest free and due in twelve months.

Over the longer term, the continued revenue growth in our printing services business will require further capital investment.  As China’s banking industry rapidly modernizes, our customers will demand higher quality products similar to those available to the banking industry in Europe and the U.S.  Our ability to meet that demand will determine the long term growth of our business.  Immediately, the development of these new products will require substantial capital investment.  At the end of 2010, therefore, we signed commitments to purchase $1,339,114 in plant and machinery.  We plan to fund these purchases with our cash on hand, if financing is not available.

Our operations during the first quarter of 2011 used $788,302 in net cash.  The disparity between our net loss and net cash used in operations was primarily attributable to the fact that during the quarter our accounts receivable increased by $1,324,415.  We consider the increase temporary, due to a surge of sales in the latter part of the quarter and a delayed payment by our largest customer.

We held $2,913,340 in cash and equivalents at March 31, 2011, and $3,534,342 in trade receivables.  We have a $4.5 million debt payment due in 2011, but our liquid assets are more than adequate, and we expect to pay the loan in full at the end of June.  If it should occur that the need to repay that debt and fund our capital expenditures puts pressure on our liquid resources, we expect that the lending relationships that we have developed in recent years will provide us access to any short-term funds that we require.    In addition, although our financial results in the first quarter of 2011 were very poor, for the past several years we have been cash positive in our operations and have operating profitably.  Accordingly, we expect to be able to secure bank financing when our operations warrant capital expansion.  For that reason, we expect our liquidity will be sufficient in the next year to fund our ongoing operations as well as our near-term growth.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Tian Ling, our Chief Executive Officer, and Du Song, our Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2011.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, Mrs. Tian and Ms. Du concluded that the Company’s system of disclosure controls and procedures was effective as of March 31, 2011 for the purposes described in this paragraph.

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

Item 1A                Risk Factors

There have been no material changes from the risk factors disclosed in response to Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 6.                  Exhibits

31.1	Rule 13a-14(a) Certification – Chief Executive Officer
31.2	Rule 13a-14(a) Certification – Chief Financial Officer
32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

XINYINHAI TECHNOLOGY, LTD.

Date: May 23, 2011	By: /s/ Tian Ling
Tian Ling, Chief Executive Officer

By: /s/ Du Song
Du Song, Chief Financial Officer