Form 10-Q
period 2011-06-30
XINYINHAI TECHNOLOGY, LTD.
filed 2011-08-15
CIK 1307624

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

86-451-868-11118
Issuer's Telephone Number:

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer      Accelerated filer__Non-accelerated filer      Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

August 15, 2011
Common Voting Stock: 19,484,029

XINYINHAI TECHNOLOGY, LTD.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

Index to Condensed Consolidated Financial Statements

PAGES

Condensed Consolidated Balance Sheets	1

Consolidated Statements of Operations and Comprehensive (Loss)/Income	2

Condensed Consolidated Statements of Cash Flows	3

Notes to Condensed Consolidated Financial Statements	4 - 16

XINYINHAI TECHNOLOGY, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$385,403	$3,692,174
Trade receivables (Net allowance for doubtful accounts of
$4,689 for 2011 and $4,598 for 2010)	3,419,057	2,199,189
Inventories (Note 7)	1,512,304	1,675,516
Other receivables, deposits and prepayments (Note 8(a))	378,748	973,066
Loan to a third party (Note 8(b))	5,027,750	6,371,400

Total Current Assets	10,723,262	14,911,345

Deposits paid for acquisition of property, plant and equipment	583,333	-
Property, plant and equipment, net (Note 9)	5,502,413	5,380,708
Land-use-right	1,055,418	1,049,161

TOTAL ASSETS	$17,864,426	$21,341,214

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Collateralized bank loan (Note 10)	$-	$4,551,000
Trade payables	1,041,578	368,062
Customer deposits	27,800	17,664
Other payables and accrued liabilities (Note 11)	203,507	134,884
Value added tax payable	51,647	10,722
Income tax payable	27,793	27,253

TOTAL LIABILITIES	1,352,325	5,109,585

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS’ EQUITY

Common stock (Note 13)	19,484	19,484
Additional paid-in capital	3,294,543	3,294,543
Statutory reserves	1,565,971	1,565,971
Accumulated other comprehensive income	2,093,321	1,805,479
Retained earnings	7,839,328	7,877,721

TOTAL XINYINHAI TECHNOLOGY, LTD. STOCKHOLDERS' EQUITY	14,812,647	14,563,198

NONCONTROLLING INTERESTS	1,699,454	1,668,431

TOTAL EQUITY	16,512,101	16,231,629

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,864,426	$21,341,214

See the accompanying notes to condensed consolidated financial statements

XINYINHAI TECHNOLOGY, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)
(Stated in US Dollars)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Revenues	$1,891,254	$1,888,981	$3,803,994	$4,063,359
Cost of revenues	(1,389,135)	(1,202,001)	(3,009,439)	(2,565,291)

Gross profit	502,119	686,980	794,555	1,498,068

Operating expenses
Selling and distribution expenses	36,084	47,369	116,489	118,358
General and administrative expenses	301,834	242,169	595,258	391,460
Research and development expenses	16,146	-	32,882	-

Total operating expenses	354,064	289,538	744,629	509,818

Income from operations	148,055	397,442	49,926	988,250
Interest income	21,135	1,779	25,315	2,998
Other income	18,817	1,737	56,791	3,012
Finance costs (Note 4)	(77,052)	(63,315)	(144,098)	(102,521)

Income/(loss) before income taxes and
noncontrolling interests	110,955	337,643	(12,066)	891,739
Income taxes (Note 5)	(27,438)	(39,275)	(28,273)	(103,520)

Net income/(loss) before noncontrolling interests	83,517	298,368	(40,339)	788,219
Net (income)/loss attributable to noncontrolling interests	(9,792)	(30,755)	1,946	(80,643)

Net income/(loss) attributable to Xinyinhai Technology, Ltd. common stockholders	$73,725	$267,613	$(38,393)	$707,576

Net income/(loss) before noncontrolling interests	$83,517	$298,368	$(40,339)	$788,219
Other comprehensive income
Foreign currency translation adjustments	267,423	63,115	320,811	63,239

Comprehensive income	350,940	361,483	280,472	851,458
Comprehensive income attributable to
noncontrolling interests	(37,293)	(37,217)	(31,023)	(87,122)

Comprehensive income attributable to
Xinyinhai Technology, Ltd. common
stockholders	$313,647	$324,266	$249,449	$764,336

Earnings/(loss) per share attributable to Xinyinhai Technology, Ltd. stockholders
(Note 6) : basic and diluted	$0.004	$0.01	$(0.002)	$0.04

Weighted average number of
common stock outstanding	19,484,029	19,484,029	19,484,029	19,484,029

See the accompanying notes to condensed consolidated financial statements

XINYINHAI TECHNOLOGY, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)
(Stated in US Dollars)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities
Net (loss)/income attributable to Xinyinhai Technology, Ltd.
common stockholders	$(38,393)	$707,576
Adjustments to reconcile net (loss)/income attributable to Xinyinhai
Technology, Ltd. common stockholders to net cash provided by operating activities :
Allowance for obsolete inventories	30,540	-
Depreciation and amortization	259,822	231,836
Loss on disposal of property, plant and equipment	-	3,822
Noncontrolling interests	(1,946)	80,643
Changes in operating assets and liabilities
Trade receivables	(1,161,169)	(497,493)
Inventories	163,268	(585,515)
Other receivables, deposits and prepayments	29,838	31,358
Trade payables	657,624	304,990
Customer deposits	9,661	21,209
Other payables and accrued liabilities	65,500	(52,909)
Income tax payable	1	12,099
Value added tax payable	40,186	54,349

Net cash flows provided by operating activities	54,932	311,965

Cash flows from investing activities
Loans to third parties	(6,413,400)	(2,739,444)
Loans repaid by third parties	7,864,050	3,128,896
Payments to acquire property, plant and equipment	(260,617)	(60,581)
Sales proceed from disposal of property, plant and equipment	-	755

Net cash flows provided by investing activities	1,190,033	329,626

Cash flows from financing activities
Repayment of bank loan	(4,581,000)	(2,933,800)

Net cash flows used in financing activities	(4,581,000)	(2,933,800)

Effect of foreign currency translation on cash and cash equivalents	29,264	1,191

Net decrease in cash and cash equivalents	(3,306,771)	(2,291,018)

Cash and cash equivalents, beginning of period	3,692,174	2,624,780

Cash and cash equivalents, end of period	$385,403	$333,762

Supplemental disclosures for cash flow information :-
Cash paid for :-
Interest expenses	$141,221	$79,220
Income taxes	$28,272	$91,421

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

3.           Summary of significant accounting policies

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted from these statements pursuant to such rules and regulation and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade receivables and loan to a third party. As of June 30, 2011 and December 31, 2010, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables and loan to a third party, the Company extends credit based on an evaluation of the debtor’s financial condition, generally without requiring collateral. The Company maintains an allowance for doubtful accounts of trade receivables. Additional specific provision will be made against trade receivables to the extent that they are considered to be doubtful.

During the reporting periods, customers representing 10% or more of the Company’s consolidated sales are :-

	Three months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)
	2011	2010	2011	2010

Company A	$276,803	$322,201	$812,365	$744,605
Company B	1,066	123,250	180,846	481,326
Company C	329,255	204,853	561,615	448,923
Company D	149,615	141,977	311,104	424,447
Company E	295,121	67,103	424,867	420,423

	$1,051,860	$859,384	$2,290,797	$2,519,724

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

3.           Summary of significant accounting policies (Cont’d)

Concentrations of credit risk (Cont'd)

As of June 30, 2011 and December 31, 2010, customers representing 10% or more of the Company’s gross trade receivables are as follows :-

	June 31,	December 31,
	2011	2010
	(Unaudited)

Company A	$1,009,520	$278,013
Company B	369,831	-
Company C	105,765	265,747
Company D	24,298	295,082

	$1,509,414	$838,842

Property, plant and equipment

Property, plant and equipment (except construction in progress) are stated at cost less accumulated depreciation.  Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

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

Construction in progress mainly represents expenditures in respect of the Company’s renovation works of factories. All direct costs relating to the renovation works in progress are capitalized as construction in progress. No depreciation is provided in respect of construction in progress.

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

For financial reporting purposes, the financial statements of Harbin Golden Sea, which are prepared using the functional currency, have been translated into US$. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign currency translation adjustments to other comprehensive income, a component of stockholders’ equity. The exchange rates in effect as of  June 30, 2011 and December 31, 2010 were RMB1 for US$0.1547 and US$0.1517 respectively. There is no significant fluctuation in exchange rate for the conversion of RMB to US$ after the balance sheet date.

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

3.           Summary of significant accounting policies (Cont’d)

Recently issued accounting standards

The FASB issued ASU 2011-01 “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20”.  The amendments in this Update temporarily delay the effective date of the disclosure about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructuring for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The adoption of this ASU has no material impact on the Company’s financial statements.

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

3.           Summary of significant accounting policies (Cont’d)

Recently issued accounting standards (Cont'd)

In April 2011, the FASB issued ASU 2011-02 “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. The amendments to Topic 310 clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties. A creditor should evaluate whether it is probable that the debtor would be in payment default on any of its debts in foreseeable future without the modification. In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a troubled debt restructuring. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies - Loss Contingencies. The guidance in this ASU is anticipated to be effective for interim and annual periods beginning on or after June 15, 2011. The management is assessing the impact of this ASU on the Company’s financial statements.

In April 2011, the FASB issued ASU 2011-03 “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements”. The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The management is assessing the impact of this ASU on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The FASB and the International Accounting Standard Board (IASB) work together to ensure that fair value has the same meaning in U.S. GAAP and IFRSs and that their respective fair value measurement and disclosure requirements are the same (except for minor differences in wording and style). The Boards concluded that the amendments in this ASU will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.  The management is assessing the impact of this ASU on the Company’s financial statements.

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

3.           Summary of significant accounting policies (Cont’d)

In June 2011, the FASB issued ASU 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. In this ASU, the entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU are to be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early application by public entities is permitted. The management is assessing the impact of this ASU on the Company’s financial statements.

4.           Finance costs

	Three months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)
	2011	2010	2011	2010

Bank interest	$74,721	$40,284	$141,221	$79,220
Bank charges	2,331	23,031	2,877	23,301

	$77,052	$63,315	$144,098	$102,521

5.           Income taxes

The Company is subject to the United States of America tax law at a tax rate of 34%.  It had no taxable income for income tax purposes for the six months ended June 30, 2011 and 2010.  The Company has not provided deferred taxes on undistributed earnings of its non-U.S. subsidiaries as of June 30, 2011 as it is the Company’s current policy to reinvest these earnings in non-U.S. operations.

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

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

5.           Income taxes (Cont'd)

On March 16, 2007, the PRC’s legislative body, the National People’s Congress, adopted the unified enterprise income tax ("EIT") Law. This new tax law replaces the existing separate income tax laws for domestic enterprises and foreign-invested enterprises and became effective on January 1, 2008. Under the new tax law, a unified income tax rate is set at 25% for both domestic enterprises and foreign-invested enterprises. However, there will be a transition period for enterprises, whether foreign-invested or domestic, that are currently receiving preferential tax treatments granted by relevant tax authorities. Enterprises that are subject to an enterprise income tax rate lower than 25% may continue to enjoy the lower rate and will transit into the new tax rate over a five year period beginning on the effective date of the EIT Law. Enterprises that are currently entitled to exemptions for a fixed term will continue to enjoy such treatment until the exemption term expires. Preferential tax treatment will continue to be granted to industries and projects that qualify for such preferential treatments under the new tax law. Accordingly, as approved by the Taxation Bureau of Harbin City, Harbin Golden Sea was still entitled to two years’ exemption from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% tax reduction for the immediate next three calendar years (“tax holiday”). The tax holiday of Harbin Golden Sea commenced in the fiscal year of 2006.  Accordingly, Harbin Golden Sea was subject to preferential tax rate of 9% for 2008, 10% for 2009 and 11% for 2010 respectively. Starting from the fiscal year 2011, Harbin Golden Sea is subject to enterprise income tax at a preferential rate of 15% for three years due to its engagement in an advance technology industry. The relevant authority granted it a certificate at the end of 2010.

ASC 740 “Accounting for Uncertainty in Income Taxes” requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and considered no provision for uncertainty in income taxes was necessary as of June 30, 2011 and December 31,2010

6.           Earnings/(loss) per share - basic and diluted

The basic and diluted earnings/(loss) per share is calculated using the net income/(loss) attributable to Xinyinhai Technology, Ltd. common stockholders and the weighted average number of common stock outstanding during the reporting periods.

There were no dilutive instruments as of June 30, 2011 and 2010.  Accordingly, the basic and diluted earnings/(loss) per share are the same for the six months ended June 30, 2011 and 2010.

7.           Inventories

	June 30,	December 31,
	2011	2010
	(Unaudited)

Raw materials	$831,038	$830,663
Work in progress	240,135	301,245
Finished goods	472,071	543,608

	$1,543,244	$1,675,516
Less: allowance for obsolete inventories	(30,940)	-
	1,512,304	1,675,516

Allowance for obsolete inventories amounted to $30,540 was recognized in the cost of revenues during the six months ended June 30, 2011.

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

8.           Other receivables, deposits and prepayments and loan to a third party

(a)           Other receivables, deposits and prepayments

	June 30,	December 31,
	2011	2010
	(Unaudited)

Deposits	$69,535	$713,097
Retention money	82,673	17,865
Advances to staff	186,631	202,083
Prepayments	1,083	2,629
Other receivables	38,826	37,392

	$378,748	$973,066

(b)           Loan to a third party

As of December 31, 2010, the outstanding loan balance of RMB42,000,000 (equivalent to $6,371,400) represented a loan to Heilongjiang Jindi Real Estate Development Co., Ltd. (“Heilongjiang Jindi”). Mr. Xia Songlin, the accountant of Harbin Golden Sea, is one of the shareholders of Heilongjiang Jindi. Pursuant to the loan agreement, the amount is unsecured, interest-free and repayable within 6 months after the drawdown date. During January and February 2011, Heilongjiang Jindi repaid the amount of RMB42,000,000 (equivalent to $6,413,400), resulting in no outstanding balance as of June 30, 2011.

On January 28, 2011, Harbin Golden Century Hotel Co., Ltd (“Harbin Golden Century”) and Harbin Golden Sea entered into a loan agreement. Mr. Xia Songlin, the accountant of Harbin Golden Sea, is one of the shareholders of Harbin Golden Century. Pursuant to the loan agreement, the amount is unsecured, interest-free and repayable within 12 months after the drawdown date. During January, February and June 2011, Harbin Golden Century had drawn down a total amount of RMB42,000,000 (equivalent to $6,413,400) and repaid the amount of RMB9,500,000 (equivalent to $1,450,650), resulting in an outstanding balance of RMB32,500,000 (equivalent to $5,027,750) as of June 30, 2011.

9.           Property, plant and equipment, net

	June 30,	December 31,
	2011	2010
	(Unaudited)

Buildings	$4,422,242	$4,336,485
Construction in progress	259,123	-
Plant and machinery	3,118,496	3,053,208
Motor vehicles	456,109	447,264
Furniture, fixtures and equipment	98,568	96,658

	8,354,538	7,933,615
Accumulated depreciation	(2,852,125)	(2,552,907)

Property, plant and equipment, net	$5,502,413	$5,380,708

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

9.           Property, plant and equipment, net (Con't)

Notes :-

(a)
As of June 30, 2011, there was no pledged property, plant and equipment. As of December 31, 2010, property, plant and equipment with net book value of $4,639,379 were pledged for a bank loan granted to Harbin Golden Sea (Note 10).

(b)	Construction in progress mainly comprises capital expenditure for the renovation of the Company’s factories.

10.         Collateralized bank loan

	June 30,	December 31,
	2011	2010
	(Unaudited)

Bank loan repayable within 1 year	-	$4,551,000

The bank loan as of December 31, 2010 was denominated in RMB, carried an average interest rate at 5.841% per annum and was fully repaid during the current reporting period.  The bank loan was secured by the following assets of the Company :-

	June 30,	December 31,
	2011	2010
	(Unaudited)

Buildings	$-	$3,684,961
Plant and machinery	-	954,418

	$-	$4,639,379

11.         Other payables and accrued liabilities

	June 30,	December 31,
	2011	2010
	(Unaudited)

Other payables	$124,228	$42,489
Accrued statutory staff welfare and salaries	72,619	45,235
Accrued liabilities	6,660	47,160

	$203,507	$134,884

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

12.         Commitments and contingencies

As of June 30, 2011 and December 31, 2010, the Company had capital commitments in respect of the acquisition of plant and machinery amounting to $1,361,110 and $1,334,715 respectively, which were contracted for but not provided in these condensed consolidated financial statements.

As of December 31, 2010, there were operating lease payments of $49,303 which represented rentals receivable within 2011 by the Company from its building under a non-cancelable operating lease.

13.         Common stock

	No. of shares	Amount
Authorized:-

Common stock at USD0.001 par value	40,000,000	$40,000

Issued and outstanding:-

As of June 30, 2011 and December 31, 2010	19,484,029	$19,484

14.         Defined contribution plan

The Company has a defined contribution plan for all its qualified employees in the PRC. The Company and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in future years. The defined contribution plan contributions were charged to the statement of operations. The Company contributed $45,617 and $2,847 for the six months ended June 30, 2011 and 2010 respectively.

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

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

15.         Segment information (Con't)

	Printing Products		Trading of Equipment		Total
	Six months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)
	2011	2010	2011	2010	2011	2010

Revenues	$3,651,426	$3,813,388	$152,568	$249,971	$3,803,994	$4,063,359
Segment income/(loss)	$278,385	$967,865	$(245,180)	$(65,922)	$33,205	$901,943

	Three months ended June 30, (Unaudited)		Three months ended June 30, (Unaudited)		Three months ended June 30, (Unaudited)
	2011	2010	2011	2010	2011	2010

Revenues	$1,811,549	$1,786,178	$79,705	$102,803	$1,891,254	$1,888,981
Segment income/(loss)	$297,783	$379,431	$(160,161)	$(40,640)	$137,622	$338,791

	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010	2011	2010
	(Unaudited)		(Unaudited)		(Unaudited)

Segment assets	$10,920,461	$12,954,100	$830,175	$923,472	$11,750,636	$13,877,572

A reconciliation is provided for unallocated amounts relating to corporate operations which are not included in the segment information.

	Three months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)
	2011	2010	2011	2010

Total consolidated revenue	$1,891,254	$1,888,981	$3,803,994	$4,063,359

Total income for reportable
segments	$137,622	$338,791	$33,205	$901,943
Unallocated amounts relating to
operations :-
Depreciation and amortization	(12,268)	-	(24,394)	-
General and administrative
expenses	(14,399)	(1,148)	(20,877)	(10,204)

Income before income taxes
and noncontrolling interests	$110,955	$337,643	$12,066	$891,739

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

15.         Segment information (Cont’d)

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets

Total assets for reportable segments	$11,750,636	$13,877,572
Unallocated amounts relating to operations :-
Building and land-use-right	1,044,350	1,051,886
Other receivables	38,826	37,393
Loan a third party	5,027,750	6,371,400
Cash and cash equivalents	2,864	2,963

Total	$17,864,426	$21,341,214

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

Results of Operations

The recent global recession reduced demand for capital goods in China.  Since late 2008, this situation has had a negative impact on both of our business segments.  During the first half of 2011 (i.e. the six months ended June 30, 2011), the effect of the recession was most dramatic in our equipment distribution business, where revenues declined by 39% to $152,568 from the already low revenue level of $249,971 in the first six months of 2010.  Revenue in the first six months of 2010 was, in turn, 67% lower than in the first half of 2009.  This two year slide in equipment distribution reflects two factors.  First, there have been delays in the construction of new manufacturing facilities in China, as potential customers wait to see whether demand for their products is revived.  In addition, however, our designated market has been reduced by the equipment manufacturer from the entirety of northeast China to Heilongjiang Province alone.  These factors spurred a decline in sales that reversed a surge in equipment sales that we had experienced in 2008, and reduced this business segment to a 4% contribution to our overall revenue during the first half of 2011.  The future of this business segment will depend, in part, on the success of the economic stimulus initiated by the Government of China.  However, our expectation is that equipment sales revenue will stay at the current level for the forseeable future.

Revenue from our printing business also declined, albeit not so precipitously.  Printing revenue fell by 4% from $3,813,388 in the first six months of 2010 to $3,651,426 in the first six months of 2011, although printing revenue increased in the second quarter by 1% from $1,786,178 to $1,811,549.  The printing segment of our business had declined significantly in 2008 and 2009, in part due to the weakening of the Chinese banking industry, as many of our customers were conserving cash pending stabilization of the international credit markets.  Although we experienced a modest recovery in 2010, we have not yet been able to recapture the market position we occupied in 2007.

The modest changes in our revenue were accompanied by a much more significant reduction in the profitability of the sales.  Sales in the first half of 2011 generated only 20.9% gross margin and sales in the second quarter generated 26.5%, both being far below our target margin of 45%.  In contrast, sales in the first half of 2010 generated 36.9% gross margin and sales in the second quarter of 2010 generated 36.9% gross margin.  The 2011 gross margin was adversely affected by the decline of our equipment business, which lost more than $1.60 for every dollar of sales.  However, margins from our printing business also remained far lower than optimal.  Our business plan contemplates that gross margin from printing services will average approximately 45%, albeit within a range of 35% to 50%, depending on the components of the business.  In recent periods, however, three factors caused margins from printing operations to fall below that standard:

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

We operated less efficiently during the first half and second quarter of 2011 than during the comparable periods of 2010.  Total operating expenses during the six months ended June 30, 2011 were $744,629, an increase of 46% from the $509,818 in operating expenses that we incurred during the first half of 2010.  Quarter-to-quarter operating expenses likewise increased by 22%.  The increases were attributable to several factors:

•	Our overall salaries, allowances and social insurance expense for staff increased approximately $87,000 during the first half of 2011.

•	We incurred approximately $34,000 in expenses related to efforts of our management to investigate and secure new business opportunities.

•	We incurred approximately $33,000 in research and development expenses related to those same efforts to expand our product lines.

•	A particularly cold winter led to increased fuel costs.

As the growth in operating expenses abated somewhat in the second quarter, our expectation is that the sharp rise in first quarter operating expenses was primarily a result of these special factors, and that our level of operating expenses for the year will gradually return to 2010 levels in the remainder of the year.

Our reduced gross margin and increased operating expenses resulted in reduction of operating income from $988,250 in the first six months of 2010 to $49,926 in the first six months of 2011, and from $397,442 in the three months ended June 30, 2010 to $148,055 in the three months ended June 30, 2011.  That decline in our financial results was exacerbated by a sharp increase in interest expense.  During the third quarter of 2010 we obtained a $4.6 million bank loan.  The finance charges attributable to that bank loan, $141,221 in the first half of 2011, led to a net loss before income taxes and noncontrolling interests of $12,066 in the first six months of 2011, compared to net income before taxes and noncontrolling interests of $891,739 in the first six months of 2010.  Again, the loss was incurred in the first quarter, as we achieved net income before income taxes and noncontrolling interests of $110,955 in the second quarter of 2011, albeit a 67% decline from net income before income taxes and noncontrolling interests in the second quarter of 2010.

The operations of our subsidiary, Harbin Golden Sea, produced net income of $97,920 in the second quarter of 2011 and a net loss of $19,460 in the first six months of 2011.  However, because we own only 90% of Harbin Golden Sea, we allocate 10% of the income or loss to the “noncontrolling interests” before recognizing the net income or loss on our Consolidated Statements of Operations and Comprehensive (Loss)/Income.  After that allocation and taking into account the income and expenses incurred by the parent corporation, our net income for the second quarter of 2011 was $73,725, representing $.004 per share, and our net loss for the first six months of 2011 was $38,393, representing $.002 per share.  In the second quarter of 2010, we had net income of $.01 per share, and $.04 in the first half of 2010.

Liquidity and Capital Resources

After our subsidiary, Harbin Golden Sea, was organized in 1998, the growth of its operations was funded by contributions to capital by our Chairman, Mrs. Tian.  With the $2.4 million that she invested, Harbin Golden Sea built its facilities and funded its operations, resulting in profitable operations for the past several years.  As a result, at June 30, 2011, we had working capital totaling $9,954,270 (an increase of $152,510 since the end of 2010) and no long-term liabilities.

The largest portion of our working capital is now invested in developing strategic relationships that will, we hope, benefit us in the future.  Within the Chinese business community, the extension of interest-free loans is a normal method of securing good relations and future opportunities.  For that reason, as of December 31, 2010, we had outstanding an unsecured, interest-free loan of $6,371,400 to Heilongjiang Jindi Real Estate Development Co., Ltd., in anticipation of future benefits to our real estate assets.  That loan was repaid in January and February of 2011, and we do not anticipate further lending to Heilongjiang Jindi Real Estate Development Co., Ltd.  In 2011, however, we have made a series of loans to the Harbin Golden Century Hotel Co., Ltd., the balance of which was $5,027,750 at June 30, 2011.  The loan is interest free and due in twelve months.

Over the longer term, the continued revenue growth in our printing services business will require further capital investment.  As China’s banking industry rapidly modernizes, our customers will demand higher quality products similar to those available to the banking industry in Europe and the U.S.  Our ability to meet that demand will determine the long term growth of our business.  Immediately, the development of these new products will require substantial capital investment.  From the end of 2010 into June 30, 2011, therefore, we have signed commitments to purchase a total of $1,361,110 in plant and machinery.  We plan to fund these purchases with cash flow from our operations and repayments of our third party loans, if financing is not available.

Our operations during the first half of 2011 provided us $54,932 in net cash, representing a surplus of $93,325 over our net income for the period.  The positive cash flow was achieved, despite an increase of $1,161,169 in our accounts receivable, primarily by delaying payment of our payables, increasing that account by $657,624.

During the second quarter of 2011, we repaid our $4.5 million bank loan, As a result, our cash and cash equivalents at June 30, 2011 were only $385,403.  If we require funds to satisfy the $1,361,110 equipment purchase commitment mentioned above or for other purposes, we have two primary resources:

•	In recent years we have loaned money to a number of local businesses in order to develop good long-term relationships. We could approach them for short-term loans if needed.

•
For the past several years we have been cash positive in our operations and, except in 2011, have operated profitably.  We believe we would be able to secure bank financing if our operations require capital for expansion.

For these reasons, we expect that our liquidity will be sufficient in the next year to fund our ongoing operations as well as our near-term growth.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Tian Ling, our Chief Executive Officer, and Du Song, our Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2011.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, Mrs. Tian and Ms. Du concluded that the Company’s system of disclosure controls and procedures was effective as of June 30, 2011 for the purposes described in this paragraph.

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

Item 6.                 Exhibits

31.1	Rule 13a-14(a) Certification – Chief Executive Officer
31.2	Rule 13a-14(a) Certification – Chief Financial Officer
32	Rule 13a-14(b) Certification
101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

XINYINHAI TECHNOLOGY, LTD.

Date: August 15, 2011	By: /s/ Tian Ling
Tian Ling, Chief Executive Officer

By: /s/ Du Song
Du Song, Chief Financial Officer