Form 10-Q
period 2011-09-30
XINYINHAI TECHNOLOGY, LTD.
filed 2011-11-14
CIK 1307624

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

86-451-868-11118
Issuer's Telephone Number:

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.  Yes  X    No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes  X  No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer     Accelerated filer__Non-accelerated filer     Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes       No  X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
November 14, 2011
Common Voting Stock: 19,484,029

XINYINHAI TECHNOLOGY, LTD.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Index to Condensed Consolidated Financial Statements

PAGES

Condensed Consolidated Balance Sheets	1

Condensed Consolidated Statements of Income and Comprehensive Income	2

Condensed Consolidated Statements of Cash Flows	3

Notes to Condensed Consolidated Financial Statements	4 - 16

XINYINHAI TECHNOLOGY, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$3,453,275	$3,692,174
Trade receivables (Net allowance for doubtful accounts of
$4,734 for 2011 and $4,598 for 2010)	3,281,456	2,199,189
Inventories (Note 7)	1,545,184	1,675,516
Other receivables, deposits and prepayments (Note 8(a))	383,329	973,066
Loan to third parties (Note 8(b))	6,716,600	6,371,400

Total Current Assets	15,379,844	14,911,345

Deposits for acquisition of property, plant and equipment	589,044	-
Property, plant and equipment, net (Note 9)	5,434,605	5,380,708
Land-use-right	1,058,336	1,049,161

TOTAL ASSETS	$22,461,829	$21,341,214

LIABILITIES AND EQUITY

Current Liabilities
Collateralized bank loan (Note 10)	$4,686,000	$4,551,000
Trade payables	471,593	368,062
Customer deposits	20,316	17,664
Other payables and accrued liabilities (Note 11)	163,210	134,884
Value added tax payable	76,997	10,722
Income tax payable	55,137	27,253

TOTAL LIABILITIES	5,473,253	5,109,585

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS’ EQUITY

Common stock (Note 13)	19,484	19,484
Additional paid-in capital	3,294,543	3,294,543
Statutory reserves	1,565,971	1,565,971
Accumulated other comprehensive income	2,241,721	1,805,479
Retained earnings	8,118,840	7,877,721

TOTAL XINYINHAI TECHNOLOGY, LTD. STOCKHOLDERS' EQUITY	15,240,559	14,563,198

NONCONTROLLING INTERESTS	1,748,017	1,668,431

TOTAL EQUITY	16,988,576	16,231,629

TOTAL LIABILITIES AND EQUITY	$22,461,829	$21,341,214

See the accompanying notes to condensed consolidated financial statements

XINYINHAI TECHNOLOGY, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)
(Stated in US Dollars)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Revenues	$1,850,505	$1,516,577	$5,654,499	$5,579,936
Cost of revenues	(1,203,002)	(1,033,194)	(4,212,441)	(3,598,485)

Gross profit	647,503	483,383	1,442,058	1,981,451

Operating expenses
Selling and distribution expenses	43,870	40,429	160,359	158,787
General and administrative expenses	249,579	208,715	844,837	600,175
Research and development expenses	18,215	-	51,097	-

Total operating expenses	311,664	249,144	1,056,293	758,962

Income from operations	335,839	234,239	385,765	1,222,489
Interest income	3,778	2,381	29,093	5,379
Other income	125,254	23,195	182,045	26,207
Finance costs (Note 4)	(99,361)	(59,398)	(243,459)	(161,919)

Income before income taxes and
noncontrolling interest	365,510	200,417	353,444	1,092,156
Income taxes (Note 5)	(54,440)	(24,708)	(82,713)	(128,228)

Net income before noncontrolling interests	311,070	175,709	270,731	963,928
Net income attributable to noncontrolling interests	(31,558)	(17,457)	(29,612)	(98,100)

Net income attributable to Xinyinhai Technology, Ltd. common stockholders	$279,512	$158,252	$241,119	$865,828

Net income before noncontrolling interests	311,070	175,709	270,731	963,928
Other comprehensive income
Foreign currency translation adjustments	165,405	239,143	486,216	302,382

Comprehensive income	476,475	414,852	756,947	1,266,310
Comprehensive income attributable to
noncontrolling interests	(48,563)	(43,433)	(79,586)	(130,555)

Comprehensive income attributable to
Xinyinhai Technology, Ltd. common
stockholders	$427,912	$371,419	$677,361	$1,135,755

Earnings per share attributable to Xinyinhai Technology, Ltd. common
stockholders (Note 6) : basic and diluted	$0.01	$0.01	$0.01	$0.04

Weighted average number of
common stock outstanding	19,484,029	19,484,029	19,484,029	19,484,029

See the accompanying notes to condensed consolidated financial statements

XINYINHAI TECHNOLOGY, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)
(Stated in US Dollars)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities
Net income attributable to Xinyinhai Technology Ltd.
common stockholders	$241,119	$865,828
Adjustments to reconcile net income attributable to Xinyinhai Technology Ltd. common stockholders to net cash provided by (used in) operating activities :
Allowance and obsolete inventories	30,740	-
Depreciation and amortization	390,666	351,481
Loss on disposal of property, plant and equipment	-	3,832
Noncontrolling interests	29,612	98,100
Changes in operating assets and liabilities
Trade receivables	(1,000,753)	(29,656)
Inventories	146,413	(987,631)
Other receivables, deposits and prepayments	29,085	(438,211)
Trade payables	91,131	(182,629)
Customer deposits	2,094	22,483
Other payables and accrued liabilities	24,735	(36,903)
Income tax payable	26,643	(2,163)
Value added tax payable	64,902	13,000

Net cash flows provided by/(used in) operating activities	76,387	(322,469)

Cash flows from investing activities
Loans to third parties	(8,438,130)	(4,851,717)
Loans repaid by third parties	8,284,430	3,433,046
Payments to acquire property, plant and equipment	(265,046)	(66,915)
Sales proceeds from disposal of property, plant and equipment	-	758

Net cash flows used in investing activities	(418,746)	(1,484,828)

Cash flows from financing activities
Collateralized bank loan	4,611,000	4,404,800
Repayment of collateralized bank loan	(4,611,000)	(2,933,800)

Net cash flows provided by financing activities	-	1,471,000

Effect of foreign currency translation on cash and cash equivalents	103,460	33,012

Net decrease in cash and cash equivalents	(238,899)	(303,285)

Cash and cash equivalents, beginning of period	3,692,174	2,624,780

Cash and cash equivalents, end of period	$3,453,275	$2,321,495

Supplemental disclosures for cash flow information :-
Cash paid for :-
Interest paid	$207,856	$138,125
Income taxes paid	$56,070	$130,391

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade receivables and loan to third parties. As of September 30, 2011 and December 31, 2010, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables and loan to third parties, the Company extends credit based on an evaluation of the debtor’s financial condition, generally without requiring collateral. The Company maintains an allowance for doubtful accounts of trade receivables. Additional specific provision will be made against trade receivables to the extent that they are considered to be doubtful.

During the reporting periods, customers representing 10% or more of the Company’s consolidated sales are :-

	Three months ended		Nine months ended
	September 30		September 30,
	(Unaudited)		(Unaudited)
	2011	2010	2011	2010

Company A	$481,997	$179,257	$1,294,362	$923,862
Company B	-	168,831	727,593	617,754
Company C	-	-	-	598,448
Company D	-	-	572,046	-

	$481,997	$348,088	$2,594,001	$2,140,064

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

3.             Summary of significant accounting policies (Cont’d)

Concentrations of credit risk (Cont’d)

As of September 30, 2011 and December 31, 2010, customers representing 10% or more of the Company’s gross trade receivables are as follows :-

	September 31,	December 31,
	2011	2010
	(Unaudited)

Company A	$494,468	$278,013
Company B	-	295,082
Company C	-	265,747

	$494,468	$838,842

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

Construction in progress mainly represents expenditures in respect of the renovation of the Company’s factories (Note 9). All direct costs relating to the renovation works in progress are capitalized as construction in progress. No depreciation is provided in respect of construction in progress.

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

For financial reporting purposes, the financial statements of Harbin Golden Sea, which are prepared using the functional currency, have been translated into US$. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign currency translation adjustments to other comprehensive income, a component of stockholders’ equity. The exchange rates in effect as of September 30, 2011 and December 31, 2010 were RMB1 for US$0.1562 and US$0.1517 respectively. There is no significant fluctuation in exchange rate for the conversion of RMB to US$ after the balance sheet date.

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

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

4.             Finance costs

	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2011	2010	2011	2010

Bank interest	$66,635	$58,905	$207,856	$138,125
Bank charges	32,726	493	35,603	23,794

	$99,361	$59,398	$243,459	$161,919

5.             Income taxes

The Company is subject to the United States of America tax law at a tax rate of 34%.  It had no taxable income for income tax purposes for the three and nine months ended September 30, 2011 and 2010.  The Company has not provided deferred taxes on undistributed earnings of its non-U.S. subsidiaries as of September 30, 2011 and December 31, 2010 respectively as it is the Company’s current policy to reinvest these earnings in non-U.S. operations.

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

ASC 740 “Accounting for Uncertainty in Income Taxes” requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and considered no provision for uncertainty in income taxes was necessary as of September 30, 2011 and December 31, 2010.

6.             Earnings per share - basic and diluted

The basic and diluted earnings per share is calculated using the net income attributable to Xinyinhai Technology, Ltd. common stockholders and the weighted average number of common stock outstanding during the reporting periods.

There were no dilutive instruments as of September 30, 2011 and 2010. Accordingly, the basic and diluted earnings per share are the same for the three and nine months ended September 30, 2011 and 2010.

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

7.             Inventories
	September 30,	December 31,
	2011	2010
	(Unaudited)

Raw materials	$685,154	$830,663
Work in progress	226,738	301,245
Finished goods	664,532	543,608

	$1,576,424	$1,675,516
Less : allowance for obsolete inventories	(31,240)	-

	$1,545,184	$1,675,516

Allowance for obsolete inventories amounted to $30,740 was recognized in the cost of revenues during the nine months ended September 30, 2011.

8.             Other receivables, deposits and prepayments and loan to third parties

(a)           Other receivables, deposits and prepayments

	September 30,	December 31,
	2011	2010
	(Unaudited)

Deposits	$89,961	$713,097
Retention money	44,473	17,865
Advances to staff	197,202	202,083
Prepayments	12,490	2,629
Other receivables	39,203	37,392

	$383,329	$973,066

(b)           Loan to third parties

As of December 31, 2010, the outstanding loan balance of RMB42,000,000 (equivalent to $6,371,400) represented a loan to Heilongjiang Jindi Real Estate Development Co., Ltd. (“Heilongjiang Jindi”). Mr. Xia Songlin, the accountant of Harbin Golden Sea, is one of the shareholders of Heilongjiang Jindi. Pursuant to the loan agreement, the amount is unsecured, interest-free and repayable within 6 months after the drawdown date. During January and February 2011, Heilongjiang Jindi repaid the amount of RMB42,000,000 (equivalent to $6,455,400), resulting in no outstanding balance as of September 30, 2011.

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

8.           Other receivables, deposits and prepayments and loan to a third party (cont’d)

(b)           Loan to third parties (cont’d)

On January 28, 2011, Harbin Golden Century Hotel Co., Ltd (“Harbin Golden Century”) and Harbin Golden Sea entered into a loan agreement. Mr. Xia Songlin, the accountant of Harbin Golden Sea, is one of the shareholders of Harbin Golden Century. Pursuant to the loan agreement, the amount is unsecured, interest-free and repayable within 12 months after the drawdown date. During January, February and June, July and August 2011, Harbin Golden Century had drawn down a total amount of RMB52,900,000 (equivalent to $8,130,730) and repaid the amount of RMB11,900,000 (equivalent to $1,829,030), resulting in an outstanding balance of RMB41,000,000 (equivalent to $6,301,700) as of September 30, 2011.

On September 25, 2011, Harbin Jingrong Science and Technology Development Co., Ltd. (“Harbin Jingrong”) and Harbin Golden Sea entered into a loan agreement.  Pursuant to the loan agreement, the amount is unsecured, interest-free and repayable within 3 months after the drawdown date.  Harbin Jingrong had drawn down a total amount of RMB2,000,000 (equivalent to $307,400), resulting in an outstanding balance of RMB2,000,000 (equivalent to $307,400) as of September 30, 2011.

9.             Property, plant and equipment, net

	September 30,	December 31,
	2011	2010
	(Unaudited)

Buildings	$4,465,122	$4,336,485
Construction in progress	261,635	-
Plant and machinery	3,150,536	3,053,208
Motor vehicles	460,532	447,264
Furniture, fixtures and equipment	100,489	96,658

	8,438,314	7,933,615
Accumulated depreciation	(3,003,709)	(2,552,907)

Property, plant and equipment, net	$5,434,605	$5,380,708

Notes :-

(a)	As of September 30, 2011 and December 31, 2010, property, plant and equipment with net book value of $3,626,829 and $4,639,379 were pledged for a bank loan granted to Harbin Golden Sea (Note 10).

(b)	Construction in progress mainly comprises capital expenditure for the renovation of the Company’s factories.

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

10.           Collateralized bank loan

	September 30,	December 31,
	2011	2010
	(Unaudited)

Bank loan repayable within 1 year	$4,686,000	$4,551,000

The bank loan as of September 30, 2011 was denominated in RMB and carried an average interest rate at 7.544% per annum. The bank loan was secured by the following assets of the Company :-

	September 30,	December 31,
	2011	2010
	(Unaudited)

Buildings	$3,626,829	$3,684,961
Plant and machinery	-	954,418
Land-use right	1,058,336	-

	$4,685,165	$4,639,379

11.           Other payables and accrued liabilities

	September 30,	December 31,
	2011	2010
	(Unaudited)

Other payables	$82,440	$42,489
Accrued statutory staff welfare and salaries	69,609	45,235
Accrued liabilities	11,161	47,160

	$163,210	$134,884

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

12.           Commitments and contingencies

As of September 30, 2011 and December 31, 2010, the Company had capital commitments in respect of the acquisition of plant and machinery amounting to $1,374,308 and $1,334,715 respectively, which were contracted for but not provided in these condensed consolidated financial statements.

As of December 31, 2010, there were operating lease payments of $49,303 which represented rentals receivable within 2011 by the Company from its building under a non-cancelable operating lease.

13.           Common stock

	No. of shares	Amount
Authorized:-

Common stock at USD0.001 par value	40,000,000	$40,000

Issued and outstanding:-

As of September 30, 2011 and December 31, 2010	19,484,029	$19,484

14.           Defined contribution plan

The Company has a defined contribution plan for all its qualified employees in the PRC. The Company and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in future years. The defined contribution plan contributions were charged to the statement of operations. The Company contributed $60,259 and $70,209 for the nine months ended September 30, 2011 and 2010 respectively.

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

15.           Segment information

The Company currently operates in two reportable segments, sales of printed products and trading of equipment. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company’s segment information: -

	Printing Products		Trading of Equipment		Total
	Nine months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2011	2010	2011	2010	2011	2010

Revenues	$5,446,882	$5,222,829	$207,617	$357,107	$5,654,499	$5,579,936
Segment income/(loss)	$730,426	$1,211,002	$(314,795)	$(101,769)	$415,631	$1,109,233

	Three months ended September 30, (Unaudited)		Three months ended September 30, (Unaudited)		Three months ended September 30, (Unaudited)
	2011	2010	2011	2010	2011	2010

Revenues	$1,795,456	$1,409,441	$55,049	$107,136	$1,850,505	$1,516,577
Segment income/(loss)	$452,041	$243,137	$(69,615)	$(35,847)	$382,426	$207,290

	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2011	2010	2011	2010	2011	2010
	(Unaudited)		(Unaudited)		(Unaudited)

Segment assets	$13,672,194	$12,954,100	$990,534	$923,472	$14,662,728	$13,877,572

A reconciliation is provided for unallocated amounts relating to corporate operations which are not included in the segment information.

	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2011	2010	2011	2010

Total consolidated revenue	$1,850,505	$1,516,577	$5,654,499	$5,579,936

Total income for reportable
segments	$382,426	$207,290	$415,631	$1,109,233
Unallocated amounts relating to
operations :-
Depreciation and amortization	(12,401)	-	(36,795)	-
General and administrative
expenses	(4,515)	(6,873)	(25,392)	(17,077)

Income before income taxes
and noncontrolling interests	$365,510	$200,417	$353,444	$1,092,156

XINYINHAI TECHNOLOGY, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Stated in US Dollars)

15.           Segment information (Cont’d)

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets

Total assets for reportable segments	$14,662,728	$13,877,572
Unallocated amounts relating to operations: -
Building and land-use-right	1,040,450	1,051,886
Other receivables	39,203	37,393
Loan a third party	6,716,600	6,371,400
Cash and cash equivalents	2,848	2,963

Total	$22,461,829	$21,341,214

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

Results of Operations

The recent global recession reduced demand for capital goods in China.  Since late 2008, this situation has had a negative impact on both of our business segments.  During the nine months ended September 30, 2011, the effect of the recession was most dramatic in our equipment distribution business, where revenues declined by 42% to $207,617 from the already low revenue level of $357,107 in the first nine months of 2010.  Revenue in the first nine months of 2010 was, in turn, 64% lower than in the first nine months of 2009.  This two year slide in equipment distribution reflects two factors.  First, there have been delays in the construction of new manufacturing facilities in China, as potential customers wait to see whether demand for their products is revived.  In addition, however, our designated market has been reduced by the equipment manufacturer from the entirety of northeast China to Heilongjiang Province alone.  These factors spurred a decline in sales that reversed a surge in equipment sales that we had experienced in 2008, and reduced this business segment to a 4% contribution to our overall revenue during the first nine months of 2011.  The future of this business segment will depend, in part, on the success of the economic stimulus initiated by the Government of China.  However, our expectation is that equipment sales revenue will stay at the current level for the forseeable future.

After a very weak first quarter, revenue from our printing business has grown slightly in 2011, aided by a relatively strong third quarter.  Printing revenue increased by 4% from $5,222,829 in the first nine months of 2010 to $5,446,882 in the first nine months of 2011.  Printing revenue increased in the second quarter of 2011 by 1% over the second quarter of 2010, and then increased in the third quarter of 2011 by 27% over the third quarter of 2010 from $1,409,441 to $1,795,456.  The printing segment of our business had declined significantly in 2008 and 2009, in part due to the weakening of the Chinese banking industry, as many of our customers were conserving cash pending stabilization of the international credit markets.  Although we experienced a modest recovery in 2010, we have not yet been able to recapture the market position we occupied in 2007.

The modest change in our nine months revenue was accompanied by a much more significant reduction in the profitability of the sales.  Sales in the first nine months of 2011 generated only 25.5% gross margin and sales in the third quarter generated 35.0% gross margin, both being far below our target margin of 45%.  In contrast, sales in the first nine months of 2010 generated 35.5% gross margin.  The 2011 gross margin was adversely affected by the decline of our equipment business, which lost more than $1.51 for every dollar of sales.  However, margins from our printing business also remained far lower than optimal.  Our business plan contemplates that gross margin from printing services will average approximately 45%, albeit within a range of 35% to 50%, depending on the components of the business.  In recent periods, however, three factors caused margins from printing operations to fall below that standard:

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

We operated less efficiently during the first nine months and third quarter of 2011 than during the comparable periods of 2010.  Total operating expenses during the nine months ended September 30, 2011 were $1,056,293, an increase of 39% from the $758,962 in operating expenses that we incurred during the first nine months of 2010.  Quarter-to-quarter operating expenses likewise increased by 25%.  The increases were attributable to several factors:

•	We incurred approximately $51,000 in expenses related to efforts of our management to investigate and secure new business opportunities.

•	We incurred $51,097 in research and development expenses related to those same efforts to expand our product lines.

•	A particularly cold winter led to increased fuel costs in the early portion of 2011.

The greatest jump in operating expenses increased in the first quarter of 2011.  As the growth in operating expenses abated somewhat in the second and third quarters, our expectation is that the sharp rise in first quarter operating expenses was primarily a result of these special factors, and that our level of operating expenses for the future will gradually return to 2010 levels.

Our reduced gross margin and increased operating expenses resulted in reduction of operating income from $1,222,489 in the first nine months of 2010 to $385,765 in the first nine months of 2011, although operating income increased from $234,239 in the three months ended September 30, 2010 to $335,839 in the three months ended September 30, 2011.  The decline in our nine month financial results was exacerbated by a sharp increase in interest expense.  During the third quarter of 2010 we obtained a $4.6 million bank loan.  The finance charges attributable to that bank loan and its replacement totaled $207,856 in the first nine months of 2011.  Happily, that finance charge was partially offset by other income of $182,045.  The other income consisted of (a) rental income on the portion of our factory that we have leased while demand for our products remains low and (b) income from repair and maintenance services that we provide to purchasers of our plastic arc cutting machines.   The result was net income before income taxes and noncontrolling interests of $353,444 in the first nine months of 2011, compared to net income before taxes and noncontrolling interests of $1,092,156 in the first nine months of 2010.  Again, the loss was incurred in the first quarter of 2011, as we achieved net income before income taxes and noncontrolling interests in both the second and third quarters of 2011, recording $365,510 of net income before taxes and noncontrolling income in the third quarter of 2011, an 82% improvement over the third quarter of 2010.

The operations of our subsidiary, Harbin Golden Sea, produced net income of $315,580 in the third quarter of 2011 and $296,124 in the first nine months of 2011.  However, because we own only 90% of Harbin Golden Sea, we allocate 10% of the income to the “noncontrolling interests” before recognizing the net income on our Consolidated Statements of Operations and Comprehensive Income.  After that allocation and taking into account the income and expenses incurred by the parent corporation, our net income attributable to the Xinyinhai Technology Ltd. stockholders for the third quarter of 2011 was $279,512, representing $.01 per share, and $241,119 for the first nine months of 2011, representing $.01 per share.  In the third quarter of 2010, we had net income of $.01 per share, and $.04 in the first nine months of 2010.

Liquidity and Capital Resources

After our subsidiary, Harbin Golden Sea, was organized in 1998, the growth of its operations was funded by contributions to capital by our Chairman, Mrs. Tian.  With the $2.4 million that she invested, Harbin Golden Sea built its facilities and funded its operations, resulting in profitable operations for the past several years.  As a result, at September 30, 2011, we had working capital totaling $9,906,591 (an increase of $104,831 since the end of 2010) and no long-term liabilities.

The largest portion of our working capital is now invested in developing strategic relationships that will, we hope, benefit us in the future.  Within the Chinese business community, the extension of interest-free loans is a normal method of securing good relations and future opportunities.  For that reason, as of December 31, 2010, we had outstanding an unsecured, interest-free loan of $6,371,400 to Heilongjiang Jindi Real Estate Development Co., Ltd., in anticipation of future benefits to our real estate assets.  That loan was repaid in January and February of 2011, and we do not anticipate further lending to Heilongjiang Jindi Real Estate Development Co., Ltd.  In 2011, however, we have made a series of loans to the Harbin Golden Century Hotel Co., Ltd., the balance of which was $6,404,200 at June 30, 2011.  In September 2011 we added a loan of $312,400 to Harbin Jingrong Science and Technology Development Co., Ltd. The loans are interest free and due in twelve and three months respectively.

Over the longer term, the continued revenue growth in our printing services business will require further capital investment.  As China’s banking industry rapidly modernizes, our customers will demand higher quality products similar to those available to the banking industry in Europe and the U.S.  Our ability to meet that demand will determine the long term growth of our business.  Immediately, the development of these new products will require substantial capital investment.  From the end of 2010 into September 2011, therefore, we signed commitments to purchase a total of $1,374,308 in plant and machinery.  We plan to fund these purchases with cash flow from our operations and repayments of our third party loans, if financing is not available.

Our operations during the first nine months of 2011 provided us $76,387 in net cash.  The cash flow from our operations lagged net income for the period due to an increase of $1,000,753 in our accounts receivable.  At September 30, 2011 our accounts receivable totaled $3,281,456, equivalent to approximately five months of sales.   We have permitted accounts to delay payment in an effort to recapture the market share in our printing business that we lost after 2008.  Since the customers are banks and similar financial institutions, we consider the accounts collectible and have not increased our allowance for doubtful accounts.  The extension of credit to this extent does diminish our liquidity, however.

During the second quarter of 2011, we repaid our $4.5 million bank loan.  During the third quarter of 2011, we replaced the bank loan with a one year loan of $4,686,000 bearing interest at 7.544%.  We plan to use the funds to pay for the additional production equipment that we ordered and to fund further expansion of our product lines, as needed to meet competition and the demands of our customers.

The replacement of our bank line is an indication of our liquidity.  To the extent that we require additional funds for business opportunities that arise, our recent program of making third party loans has developed for us a network of local businesses with which we have good long-term relationships.  We expect to be able to approach them for reciprocal lending when our business prospects make capital investment appropriate.  For these reasons, we expect that our liquidity will be sufficient in the next year to fund our ongoing operations as well as our near-term growth.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Tian Ling, our Chief Executive Officer, and Du Song, our Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2011.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, Mrs. Tian and Ms. Du concluded that the Company’s system of disclosure controls and procedures was effective as of September 30, 2011 for the purposes described in this paragraph.

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

XINYINHAI TECHNOLOGY, LTD.

Date: November 14, 2011	By: /s/ Tian Ling
Tian Ling, Chief Executive Officer

By: /s/ Du Song
Du Song, Chief Financial Officer