Form 10-K/A
period 2010-12-31
XINYINHAI TECHNOLOGY, LTD.
filed 2012-02-21
CIK 1307624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K /A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE:  None

Amendment No. 1

This amendment is being filed in order to :

•	add to Item 7, “Management’s Discussion,” disclosure regarding the denomination of our cash assets, and
•	change the presentation of the Consolidated Statements of Cash Flows as set forth in the explanatory note at the foot of said Statements.

No other changes have been made to the Report, nor has any of the information in the Report been updated.  The reader should refer to more recent filings by the Company with the Securities and Exchange Commission for more current information.

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

Our operations during 2010 provided us $832,468 in net cash.  The disparity between our net income and net cash from operations was primarily attributable to the fact that during year we increased our miscellaneous outstanding other receivables (deposits, advances to staff, etc.) by $592,156.  The largest component of that increase was a deposit for the purchase of equipment we will need to expand into the card-printing business.  We are still reviewing the prospects in that business, and have not determined whether we will pursue it.  If we decide not to enter the card-printing business, our deposit is refundable .

We held $3,692,174 in cash and equivalents at December 31, 2010, all of which was denominated in Renminbi.  We also had, at that date, $2,199,189 in trade receivables, of which only $376,205 were more than 90 days old.  We have a $4.5 million debt payment due in 2011, but our liquid assets are more than adequate, and we expect to pay the loan in full at the end of June.  We are cash positive in our operations, are operating profitably and hold over $6.4 million in fixed assets free of lien.  Accordingly, we expect to be able to secure bank financing when our operations warrant capital expansion.  For that reason, we expect our liquidity will be sufficient in the next year to fund our ongoing operations as well as our near-term growth.

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

See the accompanying notes to consolidated financial statements

XINYINHAI TECHNOLOGY, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
	Year ended December 31,
	2010	2009
Cash flows from operating activities

Net income before non-controlling interests*	$1,044,233	$1,186,398
Adjustments to reconcile net income before non-controlling interests to net cash provided by operating activities :-
Depreciation on property, plant and equipment	462,763	444,100
Amortization of prepaid expenses	-	87,693
Loss on disposal of property, plant and equipment	4,106	-
Amortization of land-use-right	27,652	27,466
Allowance of doubtful accounts and bad debts	-	6,961
Changes in operating assets and liabilities:-
Trade receivables	37,169	730,848
Inventories	88,176	242,464
Other receivables, deposits and prepayments	(592,156)	3,326,150
Trade payables	(207,136)	(337,131)
Customer deposits	15,877	(115,848)
Other payables and accrued liabilities	(77,154)	(443,225)
Income taxes payable	(810)	(10,545)
Value added tax payable	29,748	(130,836)

Net cash flows provided by operating activities	832,468	5,014,495

Cash flows from investing activities
Loans to third parties	(4,809,801)	(4,992,883)
Loans repaid by third parties	3,520,004	116,408
Payments to acquire property, plant and equipment	(67,142)	(941,720)
Sales proceeds from disposal of property, plant and equipment	760	-

Net cash flows used in investing activities	(1,356,179)	(5,818,195)

Cash flows from financing activities
Collateralized bank loan	4,428,000	2,932,200
Repayment of bank loan	(2,952,000)	-

Net cash flows provided by financing activities	1,476,000	2,932,200

Effect of foreign currency translation on cash and cash equivalents	115,105	1,220

Net increase in cash and cash equivalents	1,067,394	2,129,720

Cash and cash equivalents, beginning of year	2,624,780	495,060

Cash and cash equivalents, end of year	$3,692,174	$2,624,780

Supplemental disclosures for cash flow information :-
Cash paid for :-
Interest paid	$203,974	$91,382
Income taxes paid	$155,991	$192,475

* Net income attributable to Xinyinhai Technology Ltd. common shareholders, as originally reported, has been revised to net income before noncontrolling interests.

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