Form 10-Q/A
period 2011-09-30
XINYINHAI TECHNOLOGY, LTD.
filed 2012-02-21
CIK 1307624

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q /A
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
November 14, 2011
Common Voting Stock: 19,484,029

Amendment No. 1

This amendment is being filed in order to :

•	add to Item 7, “Management’s Discussion,” disclosure regarding the denomination of our cash assets;
•	change the presentation of the Condensed Consolidated Statements of Cash Flows as set forth in the explanatory note at the foot of said Statements; and
•	modify the disclosure of revenue recognition policy in Note 3 to the Condensed Consolidated Financial Statements.

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

See the accompanying notes to condensed consolidated financial statements

XINYINHAI TECHNOLOGY, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)
(Stated in US Dollars)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities
Net income before non-controlling interests*	$270,731	$963,928
Adjustments to reconcile net income before non-controlling interests to net cash provided by (used in) operating activities:
Allowance and obsolete inventories	30,740	-
Depreciation and amortization	390,666	351,481
Loss on disposal of property, plant and equipment	-	3,832
Changes in operating assets and liabilities
Trade receivables	(1,000,753)	(29,656)
Inventories	146,413	(987,631)
Other receivables, deposits and prepayments	29,085	(438,211)
Trade payables	91,131	(182,629)
Customer deposits	2,094	22,483
Other payables and accrued liabilities	24,735	(36,903)
Income tax payable	26,643	(2,163)
Value added tax payable	64,902	13,000

Net cash flows provided by/(used in) operating activities	76,387	(322,469)

Cash flows from investing activities
Loans to third parties	(8,438,130)	(4,851,717)
Loans repaid by third parties	8,284,430	3,433,046
Payments to acquire property, plant and equipment	(265,046)	(66,915)
Sales proceeds from disposal of property, plant and equipment	-	758

Net cash flows used in investing activities	(418,746)	(1,484,828)

Cash flows from financing activities
Collateralized bank loan	4,611,000	4,404,800
Repayment of collateralized bank loan	(4,611,000)	(2,933,800)

Net cash flows provided by financing activities	-	1,471,000

Effect of foreign currency translation on cash and cash equivalents	103,460	33,012

Net decrease in cash and cash equivalents	(238,899)	(303,285)

Cash and cash equivalents, beginning of period	3,692,174	2,624,780

Cash and cash equivalents, end of period	$3,453,275	$2,321,495

Supplemental disclosures for cash flow information :-
Cash paid for :-
Interest paid	$207,856	$138,125
Income taxes paid	$56,070	$130,391

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

Revenue recognition

The Company primarily derives revenues from the sale of printed products and trading of equipment.  The Company also derives revenue, classified as other income, from providing repair and maintenance services to the purchasers of its equipment and from the rental of an unused portion of its factory.  The Company recognizes its revenues net of related business taxes and value added taxes and when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.

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

(c)	The Company recognizes revenue from providing repair and maintenance services when the services are rendered pursuant to contract.

(d)	The Company recognizes rental income on a straight-line basis over the lease term.

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
At September 30, 2011 we had $3,453,275 in cash and cash equivalents, all of which was denominated in Renminbi.   The largest portion of our working capital , however, is now invested in developing strategic relationships that will, we hope, benefit us in the future.  Within the Chinese business community, the extension of interest-free loans is a normal method of securing good relations and future opportunities.  For that reason, as of December 31, 2010, we had outstanding an unsecured, interest-free loan of $6,371,400 to Heilongjiang Jindi Real Estate Development Co., Ltd., in anticipation of future benefits to our real estate assets.  That loan was repaid in January and February of 2011, and we do not anticipate further lending to Heilongjiang Jindi Real Estate Development Co., Ltd.  In 2011, however, we have made a series of loans to the Harbin Golden Century Hotel Co., Ltd., the balance of which was $6,404,200 at June 30, 2011.  In September 2011 we added a loan of $312,400 to Harbin Jingrong Science and Technology Development Co., Ltd. The loans are interest free and due in twelve and three months respectively.

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