Form 10-K
period 2020-06-30
HYB Holding Corp.
filed 2020-09-04
CIK 1307624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2020

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-51012

HYB HOLDING CORP.
(Exact Name of Registrant in its Charter)

Utah	84-2528660
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

52 Mulligan Lane, Irvington, NY 10533
(Address of principal executive offices)

 Issuer's Telephone Number, including Area Code: 914-693-3026

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
None	None	Not Applicable

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act. Yes __ No √_

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes __ No √_

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes √_ No __

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes √_ No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes _ No √

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company. or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer Accelerated filer _ Non-accelerated filer Smaller reporting company X

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes √ No __

As of December 31, 2019 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was $77,660.

As of September 4, 2020, there were 9,701,269 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

This Annual Report contains certain forward-looking statements regarding HYB Holding Corp., its business and financial prospects. All statements that address events or developments that we expect or anticipate will occur in the future are forward-looking statements. These statements represent Management’s best estimate of what will happen. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ dramatically from the results suggested in this Report. Among the more significant risks are:

•	We have no business operations and have no assets. Unless we obtain additional capital or acquire an operating company, HYB Holding Corp. will not be able to undertake significant business activities. On the date of filing of this Report, we are not party to any negotiations regarding an acquisition, nor have we identified any source of debt or equity financing for an acquisition or merger.

•	HYB Holding Corp.’s business plan contemplates that it will acquire an operating company in exchange for the majority of its common stock. If that occurs, management will determine the nature of the company that is acquired. Investors in HYB Holding Corp. will have to rely on the business acumen of management in determining that the acquisition is in the best interest of HYB Holding Corp. If management lacks sufficient skill to operate successfully, HYB Holding Corp.’s shares may lose value.

Because these and other risks may cause the Company’s actual results to differ from those anticipated by Management, the reader should not place undue reliance on any forward-looking statements that appear in this Report.

PART 1

Item 1. Business

HYB Holding Corp. (the "Company") was organized under the laws of the State of Utah on October 18, 1985, with the name "Brittany Development, Inc.", which was changed to "Iron Star Development, Inc." in 2004. In March 1987 the Company sold shares of its common stock in a public offering registered with the U.S. Securities and Exchange Commission ("SEC") on Form S-18. The Company realized net proceeds of approximately $160,000 from the offering, which were invested in mineral operations in Nevada. This venture was unsuccessful, and so until 2006 the Company had no business operations.

In 2006, the Company acquired control of Harbin Yinhai Technology Development Company Limited ("Yinhai") in a share exchange transaction. Yinhai is a corporation organized under the laws of the People's Republic of China and engaged in the business of specialty printing in China, primarily serving the banking and insurance industries. Subsequent to that acquisition, the name of the Company was changed to "Xinyinhai Technology, Ltd."

In 2013 the Company terminated its registration with the SEC pursuant to SEC Rule 12(g)(4). Subsequently, the Company exchanged its ownership interest in Yinhai for a majority of the outstanding shares of the Company's common stock. Since that time, the Company has had no operations and is currently a “shell company” as defined in Rule 405 under the Securities Act of 1933 (“Securities Act”) and Rule 12b-2 under the Securities Exchange Act of 1934 (“Exchange Act”). The Company is defined as a shell company because it has no operations or assets.

In July 2019 the Company changed its name to "HYB Holding Corp," as the reference to Yinhai in its title was no longer appropriate.

For some period of time our management has been exploring business opportunities that would involve the use of HYB Holding Corp. as a shell in a reverse merger transaction, in which an operating company would be merged into HYB Holding Corp. in exchange for shares of our capital stock. The business that we ultimately pursue will be determined by Robert Brantl, who is the sole member of our Board of Directors, or by his successor in that role. His decision will be based on the prospects for the business, the availability of capital to fund the business, and the potential benefits of the business to the shareholders of HYB Holding Corp.

If we acquire or merge with an operating business, it is likely that our current shareholders will experience substantial dilution. In addition, there will be a change in control, as Mr. Brantl will likely sell his controlling interest in the Company.

In March 2020 we voluntarily filed a registration statement on Form 10 to make information concerning ourselves more readily available to the public and to become eligible for listing on the OTCQB market sponsored by OTC Markets. Management believes that being a reporting company under the Securities Exchange Act will enhance our efforts to acquire or merge with an operating business.

As a result of our registration with the SEC, we will be obligated to file interim and periodic reports including an annual report with audited financial statements. This obligation will substantially increase the expenses incurred by the Company.

Any company that is merged into or acquired by us will become subject to the same reporting requirements as apply to HYB Holding Corp. Thus, if we successfully complete an acquisition or merger, the acquired entity must have audited financial statements for at least the two most recent fiscal years, or if the acquired company has been in business for less than two years, audited financial statements must be available from its inception. This requirement limits our possible acquisitions or merger opportunities because many private companies either do not have audited financial statements or are unable to produce audited statements without long delay and substantial expense.

Employees

We currently have no employees. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

Item 1A. Risk Factors

As a smaller reporting company, HYB Holding Corp. is not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

We have no property, because we have no assets or employees. Our executive offices are maintained in offices provided by Robert Brantl, our CEO. We do not compensate Mr. Brantl for this concession.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

(a) Market Information

The Company’s common stock is quoted on the OTC Pink Market under the symbol “HYBG”. The bid quotations reported on the OTC Pink Market reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

The Company's common stock is very thinly traded. It seldom trades more than once or twice in any week, and during many weeks there are no trades. The quoted bid and asked prices for the common stock vary significantly from week to week. An investor holding shares of the Company's common stock may find it difficult to sell the shares and may find it impossible to sell more than a small number of shares at the quoted bid price.

(b) Shareholders

Our shareholders list contains the names of 89 stockholders of record of the Company’s Common Stock.

(c) Dividends

 The Company has never paid or declared any cash dividends on its Common Stock and does not plan to do so in the foreseeable future. The Company intends to retain any future earnings for the operation and expansion of the business. Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of the Company, its general financial condition and other factors deemed pertinent by the Board of Directors.

 (d) Securities Authorized for Issuance Under Equity Compensation Plans

The Company had no securities authorized for issuance under equity compensation plans as of June 30, 2020.

(e) Sale of Unregistered Securities

The Company did not issue any unregistered equity securities during the 4th quarter of fiscal 2020.

(f) Repurchase of Equity Securities

The Company did not repurchase any shares of its common stock during the 4th quarter of fiscal 2020.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis

Results of Operations

We currently have no assets and no operations. During the fiscal year that ended on June 30, 2020, we realized no revenue and incurred $37,494 in operating expenses. During the year that ended on June 30, 2019, we realized no revenue and incurred $5,365 in operating expenses. The increase in operating expenses from fiscal year 2019 to fiscal year 2020 occurred because in the recent period we were preparing and auditing the Company's financial statements for inclusion in this Registration Statement, as well as negotiating with potential acquisition targets. As of the date of filing of this Annual Report, we are not engaged in any such negotiations. However, as our plan is to acquire an operating company, it is likely that negotiations will ensue at a future date with resulting expenses.

Control of HYB Holding Corp. was transferred to our current Chief Executive Officer in July 2017. During his tenure, our Chief Executive Officer has financed our operations by advancing funds to cover our expenses. We expect that our Chief Executive Officer will continue to fund our operations for as long as he holds the controlling interest in our Company, and that we will, therefore, have sufficient cash to maintain our existence as a shell company for the next twelve months, if necessary.  Our management is not required to fund our operations, however, by any contract or other obligation.

Our major expenses consist of fees to lawyers and accountants incurred in connection with our plans to become an SEC reporting company. We also incur administration expenses attendant to the trading of our common stock and the cost of maintaining our corporate charter. In March 2020 we registered with the Securities and Exchange Commission as a reporting company, which means that we assumed the obligation to file periodic reports with the Securities and Exchange Commission, which will entail payment of professional fees to accountants and lawyers. Otherwise, we do not expect the level of our operating expenses to change in the future until we implement a business plan or effect an acquisition.

Liquidity and Capital Resources

At June 30, 2020 we had a working capital deficit of $44,511, as we had no assets and had $44,511 in loans payable plus accounts payable and accrued expenses, including loans payable and accounts payable to a related party. Our liabilities consist primarily of amounts owed to our majority shareholder for services as the Company's counsel and to reimburse him for funds he advanced to pay our other expenses. We expect our working capital deficit to continue indefinitely, until we obtain an operating company capable of funding our overhead expenses.

Our operations used no cash during the year ended June 30, 2020 or the year ended June 30, 2019. In each period we increased our accounts payable - related party, our loan payable - related party and our accounts payable and accrued expenses by the amount of our expenses, with the exception that during the year ended June 30, 2019 we reclassified a liability of $590 from accounts payable to accounts payable - related party when our CEO paid the account and invoiced HYB Holding Corp. for the expense. In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to rely on borrowings to sustain our operations.

Our Chief Executive Officer is also our majority shareholder. Since July 2017 he has financed our operations by making advances of funds to cover our expenses. The advances are repayable upon demand, and the obligations do not bear interest. We expect that our Chief Executive Officer will continue to fund our operations until he sells his interest in the Company, and that we will continue to require additional financing to maintain our existence as a shell company for the next twelve months.  Our management is not required to fund our operations by any contract or other obligation. In the event that we undertake to complete an acquisition that requires financing, we will likely depend on an outside source for such financing. However, we have not identified any debt or equity financing sources that can be relied upon to provide such financing.

It is unlikely that we will be able to raise financing through a public offering of debt or equity. Among the reasons this is unlikely are the restrictions that SEC Rule 419 would impose on such an offering. Rule 419 provides that a company, such as HYB Holding Corp., that is classified a "blank check company" because it has no specific business plan other than engaging in a merger or acquisition and is issuing "penny stock" (i.e. securities that do not satisfy the criteria for value and liquidity set forth in SEC Rule 3a51-1) must deposit the proceeds of the offering into escrow, to be released only after the issuer contracts to make an acquisition and gives to each investor the opportunity to rescind the investor's investment. In the meantime, the shares sold in the offering cannot trade. Because compliance with these restrictions substantially increases the cost of an offering and substantially decreases the pool of potential investors, it is unlikely that HYB Holding Corp. will conduct a public offering while it remains a blank check company. Likewise, it is unlikely that HYB Holding Corp. will conduct a private offering in which it gives registration rights to the investors, because the registered resale of our securities by the investors to the public would also have to comply with the restrictions and procedures prescribed by Rule 419.

For the reasons set forth in Note 3 to our financial statements for the year ended June 30, 2020, the opinion of our independent registered public accounting firm with respect to our financial statements for that year states that there is substantial doubt about the Company’s ability to continue as a going concern. That doubt will be alleviated only when we obtain the funds necessary to initiate profitable operations.

Application of Critical Accounting Policies

Our financial statements and related financial information are based on the application of accounting principles generally accepted in the United States of America (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 to our financial statements. While all these significant accounting policies impact our financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s financial statements and require management to use a greater degree of judgment and estimates. Among our critical policies is the determination, described in Note 5 to our financial statements, that the Company should record a valuation allowance for the full value of the deferred tax asset created by the net operating loss carryforwards. The primary reason for the determination was the lack of certainty as to whether the Company will achieve profitable operations in the future and be able to utilize their carryforwards.

Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause any effects on our results of operations, financial position or liquidity for the periods presented in this report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Impact of Accounting Pronouncements

There have been no recent accounting pronouncements that have had, or are expected to have, a material effect on our financial statements.

Item 7a Quantitative And Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Page
F-1	Report of Independent Registered Public Accounting Firm - 2020

F-2	Report of Independent Registered Public Accounting Firm - 2019

F-3	Balance Sheets as of June 30, 2020 and 2019.

F-4	Statements of Operations for the Years Ended June 30, 2020 and 2019.

F-5	Statement of Changes in Stockholders’ Deficit for the Years Ended June 30, 2020 and 2019.

F-6	Statement of Cash Flows for the Years Ended June 30, 2020 and 2019.

F-7 to F-11	Notes to Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

HYB Holding Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying balance sheet of HYB Holding Corp. (the Company) as of June 30, 2020, and the related statement of operations, stockholders’ deficit, and cash flows for year ending June 30, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020, and the results of its operations and its cash flows for the year ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, The Company has not generated any revenue, nor any significant operations during the years ended June 30, 2020 and 2019. The Company does not have any assets as of June 30, 2020. As of June 30, 2020, the Company had a working capital deficiency and a stockholders’ deficit of $44,511. The Company continues to incur losses from operations and incurred a net loss of $37,494 and $5,365 during the years ended June 30, 2020 and 2019, respectively. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Prager Metis CPA’s LLC

We have served as the Company’s auditor since 2020

Hackensack, New Jersey
September 4, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of HYB Holding, Corp. Opinion on the Financial Statements

We have audited the accompanying balance sheets of HYB Holding, Corp. (the "Company") as of June 30, 2019 and the related statements of operations, shareholders' equity and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019, and the results of its operations and its cash flows for the year ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company's ability to raise additional capital through debt and/or equity financing to fund its operating costs is unknown, which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

De Leon & Company, P.A.

We have served as the Company's auditor since 2019.

Pembroke Pines, Florida September 8, 2019

HYB HOLDING CORP.

BALANCE SHEETS

	June 30, 2020	June 30, 2019
ASSETS
CURRENT ASSETS
Cash	$—	$—
Total Current Assets and Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable - related party	$25,708	$4,816
Loan payable - related party	13,303	1,201
Accounts payable and accrued expenses	5,500	1,000
Total Current Liabilities and Total Liabilities	$44,511	$7,017

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 par value, 200,000,000 shares authorized, 9,701,269 issued and outstanding	9,701	9,701
Accumulated deficit	(54,212)	(16,718)
Total Stockholders' Deficit	(44,511)	(7,017)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

See independent auditors; report and accompanying notes to financial statements.

HYB HOLDING CORP.

STATEMENT OF OPERATIONS

	For the years ended June 30,
	2020	2019
Revenues	$—	$—

Operating Expenses:
General & administrative	16,602	1,301
General & administrative - related party	20,892	4,064
Total Operating Expenses	37,494	5,365

Net loss before provision for income taxes	(37,494)	(5,365
Provision for income taxes	—	—
Net Loss	$(37,494)	$(5,365)

(Loss) per common share, basic and diluted	$(0.00)	$(0.00

Weighted average shares outstanding, basic and diluted	9,701,269	9,701,269

See independent auditors; report and accompanying notes to financial statements.

F-4

HYB HOLDING CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)

	Common Stock
	Number of Shares	Amount	Accumulated Deficit	Total Deficit
Balance, June 30, 2018	9,701,269	$9,701	$(11,353)	$(1,652)
Net Loss	—	—	(5,365)	(5,365)
Balance, June 30, 2019	9,701,269	$9,701	$(16,718)	$(7,017)
Net Loss	—	—	$(37,494)	$(37,494)
Balance, June 30, 2020	9,701,269	$9,701	$(54,212)	$(44,511)

See independent auditors; report and accompanying notes to financial statements.

HYB HOLDING CORP.

STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(37,494)	$(5,365)
Adjustment to reconcile net loss to net cash (used in) operating activities:	—	—
Changes in operating liabilities:
Accounts payable and accrued expenses	4,500	(590)
Loan payable - related party	12,102	1,201
Accounts payable - related party	20,892	4,754
Net cash (used in) operating activities	—	—

Net change in cash	—	—
Cash, beginning of year	—	—
Cash, end of year	$—	$—

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

See independent auditors; report and accompanying notes to financial statements.

HYB HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2020 AND 2019

1.	GENERAL

Organization and Business Nature

HYB Holding Corp. (the “Company”) was incorporated in Utah on October 18, 1985. The Company has had no business operations since April 25, 2015, when it spun off its only direct subsidiary, which at that time owned, directly or indirectly, all of the assets through which the Company was carrying on operations. Because it has no operations or assets, the Company is currently a “shell company” as defined in Rule 405 under the Securities Act of 1933 (“Securities Act”) and Rule 12b-2 under the Securities Exchange Act of 1934 (“Exchange Act”).

On July 31, 2017 the Company's current Chief Executive Officer purchased 6,465,442 shares of the Company’s common stock from the prior Chief Executive Officer. Following that purchase, the current Chief Executive Officer owned approximately 66% of the voting securities of the Company. The purchase resulted in a change in control of the Company.

2.	ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying financial statements have been prepared using the accrual basis in accordance with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2020 and 2019, the Company did not have any cash or cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from these estimates.

Income Taxes

The Company accounts for income taxes in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred tax assets are also recognized for operating losses that are available to offset future taxable income.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

HYB HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2020 AND 2019

2.   ACCOUNTING POLICIES (CONTINUED)

Income Taxes (continued)

The Company accounts for uncertain tax positions in accordance with ASC Section 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also prescribes direction on de-recognition, classification, and accounting for interest and payables in the financial statements. The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized as of June 30, 2020 or 2019. The Company does not expect any significant changes in unrecognized tax benefits within twelve months of the reporting date.

Net Earnings (Loss) Per Share

The Company computes net income (loss) per common share in accordance with ASC 260, “Earnings per Share” (“ASC 260”). Under the provisions of ASC 260, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted income per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period.  Potential dilutive shares are not included when the Company has a loss because their inclusion would be antidilutive. Accordingly, the number of weighted average shares outstanding, as well as the amount of net (loss) per share are presented for basic and diluted per share calculations for the years ended June 30, 2020 and 2019, reflected in the accompanying statements of operations. There were no dilutive shares outstanding during the years ended June 30, 2020 and 2019.

Fair Value of Financial Instruments

The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820 “Fair Value Measurements and Disclosures” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

ASC 820 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value as follows:

•	Level 1 - quoted prices in active markets for identical assets or liabilities.
•	Level 2 - inputs other than quoted prices in Level 1 that are observable either directly or indirectly.
F-8

HYB HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2020 AND 2019

2.   ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (continued)

•	Level 3 - inputs based on prices or valuation techniques that are both unobservable and significant to the fair value markets.

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including accrued expenses, approximated its fair value due to the short-term nature of these financial instruments. There were no changes in methods or assumptions during the periods presented.

Recently Issued Accounting Standards

The Company does not believe any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

3.	Going concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has not generated any revenue, nor any significant operations during the years ended June 30, 2020 and 2019. The Company does not have any assets as of June 30, 2020. As of June 30, 2020, the Company had a working capital deficiency and a stockholders’ deficit of $44,511. The Company continues to incur losses from operations and incurred a net loss of $37,494 and $5,365 during the years ended June 30, 2020 and 2019, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

The Company’s current business plan is to seek an acquisition or merger with a private operating company. However, there can be no assurance that the Company will be able to successfully consummate an acquisition or merger with a private operating company or, that the Company will identify any debt or equity financing sources to finance a potential acquisition or merger. If unable to obtain financing, the Company may be unable to complete its business plan, and would, instead, delay all cash intensive activities. The Company will continue to be dependent on funding by its majority stockholder for cash flow, which may not be available. Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time necessary funds could be raised.

HYB HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2020 AND 2019

4. RELATED PARTY TRANSACTIONS

During the year ended June 30, 2020, the Company's majority shareholder and CEO provided legal services to the Company for which he invoiced $20,893 and advanced $12,102 to pay expenses incurred by the Company. During the year ended June 30, 2019, the Company's majority shareholder and CEO, provided legal services to the Company for which he invoiced $4,781 and advanced $1,201 to pay expenses incurred by the Company.

The Company uses as its executive office, at no expense, office space provided to it by its CEO.

5.   INCOME TAXES

The provision (benefit) for income taxes consisted of the following for the years ended June 30, 2020 and 2019:

	Years ended June 30,
	2020	2019

Current	$—	$—
Deferred	(9,375)	(1,350)
Change in valuation allowance	9,375	1,350

Income tax provision (benefit)	$—	$—

The following table reconciles the effective income tax rates with the statutory rates for the years ended June 30, 2020 and 2019:

	2020	2019

U.S. federal statutory rate	21.0%	21.0%
State tax, net of federal benefit	5.0%	5.0%
Change in valuation allowance	26.0%	26.0%

Effective income tax rate	—%	—%

Deferred tax assets are comprised of the following:

	June 30, 2020	June 30, 2019

Net operating loss carryforwards	$13,550	$4,175
Valuation allowance	(13,550)	(4,175)

Net deferred tax assets	$—	$—

HYB HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2020 AND 2019

5.   INCOME TAXES (continued)

At June 30, 2020, the Company had approximately $54,000 of federal net operating losses that may be available to offset future taxable income. The Federal net operating loss carryover, if not utilized, will expire beginning in 2027. Through 2036, the amount and utilization of any future net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code. Based upon an analysis of the Company’s stock ownership activity through June 30, 2018, a change of ownership was deemed to have occurred in the 2018 fiscal year. This change of ownership created an annual limitation of substantially all of the Company’s net operating losses which are available through 2036.

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the Company’s losses since inception, management believes that it is more likely than not that future benefit of the deferred tax asset will not be realized principally due to the continuing losses from operations and the change of ownership limitations and has therefore established a full valuation allowance. The valuation allowance was increased by $9,375 during the year ended June 30, 2020 and by $1,350 during the year ended June 30, 2019.

The tax years ended June 30, 2019, 2018 and 2017 remain open to examination by the taxing authorities.

6.   SUBSEQUENT EVENTS

The Company’s management has performed subsequent events procedures through the date the financial statements were issued. No subsequent events required adjustment to or disclosure in the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of June 30, 2020, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures have the following material weaknesses:

  There is only one employee responsible for accounting functions, which prevents us from segregating duties within our internal control system.
  We have not developed sufficient documentation concerning our existing financial processes, risk assessment and internal controls.

Based on his evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of June 30, 2020 for the purposes described in this paragraph.

Changes in Internal Controls. There was no change in internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during HYB Holding Corp.'s fourth fiscal quarter that has materially affected or is reasonably likely to materially affect HYB Holding Corp.'s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of September 30, 2019 using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework (1992) as a basis for our assessment.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified two material weaknesses in our internal control over financial reporting. These material weaknesses consisted of:

  There is only one employee responsible for accounting functions, which prevents us from segregating duties within our internal control system.
  We have not developed sufficient documentation concerning our existing financial processes, risk assessment and internal controls.

Management does not believe that the current level of the Company’s operations warrants a remediation of the weaknesses identified in this assessment. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of June 30, 2020.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

 The executive officers and directors of the Company are:

Name	Age	Position with the Company	Director since
Robert Brantl	67	Chairman, Chief Executive Officer, Chief Financial Officer	2017

Directors hold office until the annual meeting of the Company’s stockholders and the election and qualification of their successors. Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

ROBERT BRANTL. Mr. Brantl has served as the sole officer and director of HYB Holding Corp. since July 2017, when he purchased the majority interest in the Company. Since 1980, Mr. Brantl has been employed as an attorney, licensed to practice law in the State of New York. He has been a sole practitioner, specializing in matters of securities regulation and corporate finance, since 1998. Mr. Brantl was awarded a J.D. degree by the Harvard Law School in 1979.

Audit Committee

The Board of Directors has not appointed an Audit Committee. The functions that would be performed by an Audit Committee are performed by the Board of Directors. The Board of Directors does not have an “audit committee financial expert,” because there is only one Board member.

Code of Ethics

The Company has not adopted a formal code of ethics applicable to its executive officers. The Board of Directors has determined that the Company’s financial operations are not sufficiently complex to warrant adoption of a formal code of ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended June 30, 2020.

Item 11. Executive Compensation

HYB Holding Corp. has not paid compensation to its executive officer, and has no plan to compensate its officer.

Employment Agreements

The Company's sole executive officer does not have a written employment agreement with HYB Holding Corp. He serves at will.

Compensation of Directors

HYB Holding Corp. did not pay or accrue any obligation to the members of its Board of Directors for services during any of the past three fiscal years.

Equity Grants

HYB Holding Corp. has not adopted any equity grant program. The Company’s Chief Executive Officer, Robert Brantl, holds no stock options or unvested stock awards, and held none at any time during the years ended June 30, 2020, 2019 or 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us with respect to the beneficial ownership of each class of our voting stock as of the date of this registration statement by the following:

•	each shareholder known by us to own beneficially more than 5% of our common stock,
•	Robert Brantl, our Chief Executive Officer,
•	each of our directors, and
•	all directors and executive officers as a group.

There are 9,701,269 shares of our common stock issued and outstanding on the date of this registration statement. HYB Holding Corp. does not have any other class of stock outstanding. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Robert Brantl	6,465,442	66.6%
All officers and directors as a group (1 person)	6,465,442	66.6%

Item 13.   Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

During the year ended June 30, 2020, the Company's majority shareholder and CEO, Robert Brantl, provided legal services to the Company for which he invoiced $23,438 and advanced $13,882 to pay expenses incurred by the Company. During the year ended June 30, 2019, Mr. Brantl provided legal services to the Company for which he invoiced $4,781 and advanced $1,201 to pay expenses incurred by the Company.

Except as set forth above, there have been no transactions since the beginning of the 2020 fiscal year, or any currently proposed transaction, in which HYB Holding Corp. was or is to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of the total assets of HYB Holding Corp. at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Director Independence

The Board of Directors has determined that no member of our Board of Directors is independent, as “independent” is defined in the rules of the NYSE American.

Item 14.    Principal Accountant Fees and Services

Prager Metis CPAs, LLC has been the independent registered public accountant for the Company since June 26, 2020. De Leon & Company, P.A, was the independent registered public accounting firm until February 12, 2020.

Audit Fees

Prager Metis CPAs, LLC billed $4,500 in connection with the audit of the Company’s financial statements for the year ended June 30, 2020. De Leon & Company, P.A. billed $10,000 in connection with the audit and reviews of the Company’s financial statements for the years ended June 30, 2019 and 2018.

Audit-Related Fees

Prager Metis CPAs, LLC did not bill the Company for any Audit-Related fees in fiscal 2020. De Leon & Company, P.A. did not bill the Company for any Audit-Related fees in fiscal 2019.

Tax Fees

Prager Metis CPAs, LLC did not bill the Company for any professional services rendered for tax compliance, tax advice and tax planning in fiscal 2020. De Leon & Company, P.A. did not bill the Company for any professional services rendered for tax compliance, tax advice and tax planning in fiscal 2019.

All Other Fees

Prager Metis CPAs, LLC did not bill the Company for any other fees in fiscal 2020.

De Leon & Company, P.A. did not bill the Company for any other fees in fiscal 2019.

It is the policy of the Company that all services, other than audit, review or attest services, must be pre-approved by the Board of Directors.

Item 15.   Exhibits and Financial Statement Schedules

Exhibits

3-a	Restated Articles of Incorporation filed on July 12, 2004*
3-a(1)	Articles of Amendment to Articles of Incorporation filed on September 27, 2006*
3-a(2)	Articles of Amendment to Articles of Incorporation filed on June 28, 2019*
3-b	Bylaws - as amended on June 25, 2019*
10-a	Summary of Oral Agreement dated July 31, 2017 between Robert Brantl and HYB Holding Corp. - filed as an exhibit to Amendment No. 2 to the Registration Statement on Form 10 filed on April 28, 2020.
31	Rule 13a-14(a) Certification
32	Rule 13a-14(b) Certification
101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

_______________________________

* Filed as an exhibit to the Registration Statement on Form 10 filed on March 19, 2020.

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYB Holding Corp.

By: /s/ Robert Brantl

Robert Brantl, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on September 4, 2020 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert Brantl

Robert Brantl, Director

Chief Executive Officer, Chief

Financial and Accounting Officer

14