Form 10-Q
period 2020-09-30
HYB Holding Corp.
filed 2020-10-23
CIK 1307624

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-51012

HYB HOLDING CORP.
(Exact Name of Registrant in its Charter)

Utah	84-2528660
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

181 Dante Avenue, Tuckahoe, NY 10707
(Address of Principal Executive Offices)
Issuer’s Telephone Number: 914-693-3026
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	Not Applicable

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer__ Accelerated filer__ Non-accelerated filer__ Smaller reporting company [X]

Emerging growth company [ ]

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

October 22, 2020

Common Voting Stock: 9,701,269

HYB HOLDING CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2020

HYB HOLDING CORP.

BALANCE SHEETS

(Unaudited)

	September 30, 2020	June 30, 2020
ASSETS
CURRENT ASSETS
Cash	$—	$—
Total Current and Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable - related party	$6,094	$25,708
Loans payable - related party	5,849	13,303
Accounts payable and accrued expenses	1,000	5,500
Total Current and Total Liabilities	$12,943	$44,511

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 par value, 200,000,000 shares authorized, 9,701,269 issued and outstanding	9,701	9,701
Additional paid-in capital	49,919	—
Accumulated deficit	(72,563)	(54,212)
Total Stockholders' Deficit	(12,943)	(44,511)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

See accompanying notes to financial statements.

HYB HOLDING CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,
	2020	2019
Revenues	$—	$—
Total Revenues	—	—

Operating Expenses:
General & administrative	18,351	20,374
Total Operating Expenses	18,351	20,374

Net Loss Before Provision for Income Tax	$(18,351)	$(20,374)

Provision for income tax	—	—

Net Loss	$(18,351)	$(20,374)

Loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	9,701,269	9,701,269

See accompanying notes to financial statements.

HYB HOLDING CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Three Months Ended September 30, 2019

	Common Stock		Additional
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Total Deficit
Balance, July 1, 2019	9,701,269	$9,701	—	$(16,718)	$(7,017)
Net Loss for the Period	—	—	—	(20,374)	(20,374)
Balance, Sept. 30, 2019	9,701,269	$9,701	—	$(37,092)	$(27,391)

For the Three Months Ended September 30, 2020

	Common Stock		Additional
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Total Deficit
Balance, July 1, 2020	9,701,269	$9,701	—	$(54,212)	$(44,511)
Net Loss for the Period	—	—	—	(18,351)	(18,351)
Loan forgiveness from related party	—	—	49,919	—	49,919
Balance, Sept. 30, 2020	9,701,269	$9,701	$49,919	$(72,563)	$(12,943)

See accompanying notes to financial statements.

HYB HOLDING CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(18,351)	$(20,374)
Adjustments to reconcile net loss to net cash from operations:
Changes in operating assets and liabilities:
Accounts payable - related party	16,782	20,374
Loans payable - related party	6,069	—
Accounts payable and accrued expenses	(4,500)	—
Net cash (used in) operating activities	—	—

Net change in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

See accompanying notes to financial statements.

HYB HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 (UNAUDITED)

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

On September 4, 2020 a holding company controlled by the Company's current Chief Executive Officer purchased 6,465,442 shares of the Company’s common stock from the prior Chief Executive Officer. Following that purchase, the current Chief Executive Officer owned approximately 66% of the voting securities of the Company. The purchase resulted in a change in control of the Company.

2.	ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2020 and the results of operations and cash flows for the periods presented. The results of operations for the period ended September 30, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 filed with the SEC on September 4, 2020.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30 and June 30, 2020, the Company did not have any cash or cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from these estimates.

HYB HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 (UNAUDITED)

2. ACCOUNTING POLICIES (CONTINUED)

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

The Company accounts for uncertain tax positions in accordance with ASC Section 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also prescribes direction on de-recognition, classification, and accounting for interest and payables in the financial statements. The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized as of September 30 or June 30, 2020. The Company does not expect any significant changes in unrecognized tax benefits within twelve months of the reporting date.

Net Earnings (Loss) Per Share

The Company computes net income (loss) per common share in accordance with ASC 260, “Earnings per Share” (“ASC 260”). Under the provisions of ASC 260, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted income per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period.  Potential dilutive shares are not included when the Company has a loss because their inclusion would be antidilutive. Accordingly, the number of weighted average shares outstanding, as well as the amount of net income (loss) per share are presented for basic and diluted per share calculations for the quarters ended September 30, 2020 and 2019, reflected in the accompanying statements of operations. There were no dilutive shares outstanding during the quarters ended September 30, 2020 and 2019.

Fair Value of Financial Instruments

The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820 “Fair Value Measurements and Disclosures” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

HYB HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 (UNAUDITED)

2. ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (continued)

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

The Company has not generated any revenue, nor any significant operations during the quarter ended September 30, 2020 or the years ended June 30, 2020 and 2019. The Company does not have any assets as of September 30, 2020. As of September 30, 2020, the Company had a working capital deficiency and a stockholders’ deficit of $12,943. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

HYB HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 (UNAUDITED)

3.       Going concern (continued)

The Company’s current business plan is to seek an acquisition or merger with a private operating company. However, there can be no assurance that the Company will be able to successfully consummate an acquisition or merger with a private operating company or, that the Company will identify any debt or equity financing sources to finance a potential acquisition or merger. If unable to obtain financing, the Company may be unable to complete its business plan, and would, instead, delay all cash intensive activities. The Company will continue to be dependent on funding by its majority stockholder for cash flow, which may not be available. Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time that necessary funds could be raised.

4.	RELATED PARTY TRANSACTIONS

During the quarter ended September 30, 2020, the individual who was the Company's majority shareholder and CEO until September 4, 2020 and who remains the Corporate Secretary for the Company provided legal services to the Company for which he invoiced $16,782 and advanced $1,569 to pay expenses incurred by the Company. During the quarter ended September 30, 2019, the Company's then-majority shareholder and CEO provided legal services to the Company for which he invoiced $10,031 and advanced $11,233 to pay expenses incurred by the Company.

On September 4, 2020, the individual who until that date was the Company's majority shareholder and CEO waived an account payable by the Company of $36,396 and a loan payable by the Company of $13,523, all in connection with his sale of his equity interest in the Company. The full amount waived, $49,919, was recorded as additional paid-in capital in the Company's financial statements.

On September 2, 2020, the entity which became the Company's majority shareholder on September 4, 2020 advanced $4,500 to the Company by paying a vendor invoice to the Company in that amount. The loan was non-interest-bearing and payable on demand.

The Company uses as its executive office, at no expense, office space provided to it by its Corporate Secretary.

5.	INCOME TAXES

The provision (benefit) for income taxes consisted of the following for the quarters ended September 30, 2020 and 2019:

	Three Months ended September 30,
	2020	2019

Current	$(3,850)	$-
Deferred	-	(5,094)
Change in valuation allowance	3,850	5,094

Income tax provision (benefit)	$-	$-

HYB HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 (UNAUDITED)

5.       INCOME TAXES (continued)

The following table reconciles the effective income tax rates with the statutory rates for the quarters ended September 30, 2020 and 2019:

	2020	2019

U.S. federal statutory rate	21.0%	21.0%
State tax, net of federal benefit	5.0%	5.0%
Change in valuation allowance	26.0%	26.0%

Effective income tax rate	—%	—%

Deferred tax assets are comprised of the following:

	September 30,
	2020	2019

Net operating loss carryforwards	$13,119	$9,269
Valuation allowance	(13,119)	(9,269)
Net deferred tax assets	$-	$-

At September 30, 2020, the Company had approximately $72,351 of federal net operating losses that may be available to offset future taxable income. The Federal net operating loss carryover, if not utilized, will expire beginning in 2027. Through 2036, the amount and utilization of any future net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code. Based upon an analysis of the Company’s stock ownership activity through September 30, 2020, a change of ownership was deemed to have occurred in the 2018 fiscal year and again in the 2021 fiscal year. These changes of ownership created an annual limitation of substantially all of the Company’s net operating losses which are available through 2036.

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the Company’s losses since inception, management believes that it is more likely than not that future benefit of the deferred tax asset will not be realized principally due to the continuing losses from operations and the change of ownership limitations and has therefore established a full valuation allowance. The valuation allowance was increased by $3,850 during the three months ended September 30, 2020 and increased by $5,094 during the three months ended September 30, 2019.

The tax years ended June 30, 2020, 2019, 2018 and 2017 remain open to examination by the taxing authorities.

6.       SUBSEQUENT EVENTS

The Company’s management has performed subsequent events procedures through the date the financial statements were issued. No subsequent events required adjustment to or disclosure in the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

We currently have no assets and no operations. During the three month period that ended on September 30, 2020, we realized no revenue and incurred $18,351 in operating expenses. During the quarter that ended on September 30, 2019, we realized no revenue and incurred $20,374 in operating expenses. Operating expenses were greater in the earlier quarter because at that time we were preparing and having audited the Company's financial statements for inclusion in the Company's registration with the Securities and Exchange Commission as a reporting company.

Control of HYB Holding Corp. was transferred to a holding company owned by our current Chief Executive Officer on September 4, 2020. Since that time, our Chief Executive Officer's holding company has financed our operations by advancing funds to cover our expenses. We expect that our Chief Executive Officer will continue to fund our operations for as long as he holds the controlling interest in our Company, and that we will, therefore, have sufficient cash to maintain our existence as a shell company for the next twelve months, if necessary.  Our management is not required to fund our operations, however, by any contract or other obligation.

Our major expenses consist of fees to lawyers and accountants incurred in connection with our status as an SEC reporting company. We also incur administration expenses attendant to the trading of our common stock and the cost of maintaining our corporate charter. In March 2020 we registered with the Securities and Exchange Commission as a reporting company, which means that we assumed the obligation to file periodic reports with the Securities and Exchange Commission, which entail payment of professional fees to accountants and lawyers. Otherwise, we do not expect the level of our operating expenses to change in the future until we implement a business plan or effect an acquisition.

Liquidity and Capital Resources

At September 30, 2020 we had a working capital deficit of $12,943, as we had no assets and had $12,943 in loans payable, accounts payable and accrued expenses, including loans payable and accounts payable to related parties. Our liabilities consist of amounts owed to our majority shareholder to reimburse it for advances to pay our expenses and amounts owed to our Corporate Secretary for services as the Company's counsel and to reimburse him for funds he advanced to pay our other expenses. We expect our working capital deficit to continue indefinitely, until we obtain an operating company capable of funding our overhead expenses.

Our operations used no cash during the quarters ended September 30, 2020 and 2019. In each period we increased our accounts payable - related party, and in the recent period we also increased our loans payable - related party, by the amount of our expenses. In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to rely on borrowings to sustain our operations.

Our Chief Executive Officer is also the beneficial owner of our majority shareholder. Since taking control on September 4, 2002, that entity has financed our operations by making advances of funds to cover our expenses. The advances are repayable upon demand, and the obligations do not bear interest. We expect that our Chief Executive Officer will continue to fund our operations until it acquires an operating company or he sells his interest in the Company, and that we will continue to require additional financing to maintain our existence as a shell company for the next twelve months.  Our management is not required to fund our operations by any contract or other obligation. In the event that we undertake to complete an acquisition that requires financing, we will likely depend on an outside source for such financing. However, we have not identified any debt or equity financing sources that can be relied upon to provide such financing.

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

For the reasons set forth in Note 3 to our financial statements for the quarter ended September 30, 2020, the opinion of our independent registered public accounting firm with respect to our financial statements for the year ended June 30, 2020 states that there is substantial doubt about the Company’s ability to continue as a going concern. That doubt will be alleviated only when we obtain the funds necessary to initiate profitable operations.

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

Impact of Accounting Pronouncements

There have been no recent accounting pronouncements that have had, or are expected to have, a material effect on our financial statements.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4	CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures. As of September 30, 2020, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures have the following material weaknesses:

  The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.
  Our internal financial staff lack expertise in identifying and addressing complex accounting issued under U.S. Generally Accepted Accounting Principles.
  We have not developed sufficient documentation concerning our existing financial processes, risk assessment and internal controls.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of September 30, 2020 for the purposes described in this paragraph.

Changes in Internal Controls. There was no change in internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during HYB Holding Corp.’s first fiscal quarter that has materially affected or is reasonably likely to materially affect HYB Holding Corp.’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
As a smaller reporting company, HYB Holding Corp. is not required to provide the information required by this item.

Item 2.	Unregistered Sale of Securities and Use of Proceeds
(a) Unregistered sales of equity securities
There were no unregistered sales of equity securities by the Company during the first quarter of fiscal year 2021.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the first quarter of fiscal year 2021.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not Applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits

31-a	Rule 13a-14(a) Certification of CEO
31-b	Rule 13a-14(a) Certification of CFO
32-a	Rule 13a-14(b) Certification of CEO
32-b	Rule 13a-14(b) Certification of CFO
101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HYB HOLDING CORP.

Date: October 23, 2020	By: /s/ David Rubin
David Rubin Chief Executive Officer

Date: October 23, 2020	By: /s/ Manuel Iglesias Manuel Iglesias, Chief Financial and Accounting Officer

