Form 10-K
period 2020-12-31
Healthtech Solutions, Inc./UT
filed 2021-03-02
CIK 1307624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_____________________

FORM 10-K

(Mark One)

[√]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-51012

HEALTHTECH SOLUTIONS, INC.
(Exact Name of Registrant as Specified in its Charter)

Utah	84-2528660
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

90 Broad Street, 16th Floor, New York, NY 10004
(Address of Principal Executive Offices)
Issuer’s Telephone Number: 844-926-3399

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
Yes √_ No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes _ No √

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company. or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer__ Accelerated filer__ Non-accelerated filer__ Smaller reporting company [√]

Emerging growth company __

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No √

As of June 30, 2020 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was $323,583.

As of March 2, 2021, there were 9,701,269 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

This Annual Report contains certain forward-looking statements regarding Healthtech Solutions, Inc., its business and financial prospects. All statements that address events or developments that we expect or anticipate will occur in the future are forward-looking statements. These statements represent Management’s best estimate of what will happen. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ dramatically from the results suggested in this Report, including the contingencies described in this Report under Item 1A titled "Risk Factors".

Because these and other risks may cause the Company’s actual results to differ from those anticipated by Management, the reader should not place undue reliance on any forward-looking statements that appear in this Report.

PART 1

Item 1. Business

Business Overview

Healthtech Solutions, Inc. (the “Company”) was incorporated in Utah on October 18, 1985. The Company had no business operations from April 25, 2015, when it spun off its only operational subsidiary, until November 16, 2020 when the Company acquired all of the capital stock of Medi-Scan Inc. in exchange for Series A Preferred Stock representing 97% of the equity in Healthtech Solutions (the "Share Exchange"). Medi-Scan is now the locus of all of the business carried on by Healthtech Solutions.

As a result of the Share Exchange, the Medi-Scan shareholders become the majority shareholders and have control of Healthtech Solutions. The acquisition of Medi-Scan was accounted for as a reverse merger effected by a share exchange. Healthtech Solutions is considered the legal acquirer and Medi-Scan is considered the accounting acquirer. Accordingly, the historical financial statements presented in this report are those of Medi-Scan.

Medi-Scan Inc. (formerly Medi-Scan LLC) was organized in December 2018 to pursue innovation in medical technology, specifically, in the first instance, software for medical purposes. The founders of Medi-Scan recognized that the expanding use of portable ultrasound devices created a market demand for analytic software that would produce enhanced ultrasound images. Since December 2018, therefore, Medi-Scan researchers have been engaged in developing the software and protocols necessary to create advanced three-dimensional ultrasound images.

Today we have a cloud-based software application capable of converting a two-dimensional analog grayscale ultrasound image into a digital three-dimensional high definition color format that vastly expands the visual data available to the physician, and delivers the data to the physician while the patient is present. We have also made substantial advances in developing technology relating to the detection and treatment of cardiomyopathy. As a result of this developmental activity, Medi-Scan has filed three provisional patent applications with the U.S. Patent and Trademark Office:

•	System Method, Apparatus, and Computer Program Product for Ultrasonic Clinical Decision Support;
•	System, Method, and Apparatus for Monitoring Cardiac Tissue Damage; and
•	System, Method, and Apparatus for Stimulating Cardiac Muscle Injury Recovery.

Through its ongoing research efforts, Medi-Scan expects to develop additional technology and application methods of strategic value to the Company, for which it may seek patent protection.

The reverse merger of Medi-Scan into Healthtech Solutions in November 2020 enhanced our potential access to capital by affording us a listing on a public market. If we are able to leverage that platform to secure adequate capital, we intend to implement a three-prong business plan aimed at:

1.	The creation and commercialization of cloud-based software for ultrasound scans, which delivers to a medical professional, at the point of patient care, data-driven quantifiable images;
2.	The development of cutting-edge medical therapies for the treatment of disease or injury, such as damage resulting from COVID-19 infection; and
3.	The acquisition or investment in integrative medical diagnostic or therapeutic software or devices.

Healthcare Industry Imaging Sector

In the healthcare industry, ultrasound technology is an irreplaceable tool for patient pathology assessment, diagnosis, treatment, and monitoring. It has definite advantages over alternative imaging modalities (CT, PET or MRI scans and X-rays): ease of use, convenience, simplicity, safety, patient comfort, cost, and diagnostic or follow-up monitoring. However, until now, the quality of images produced by ultrasound substantially lagged those produced by the alternatives. Medi-Scan's software bridges that gap.

Ultrasound technology is safe for all patients, including those with pacemakers and metal implants (with the exception of certain fetal examinations). In contrast to CT, PET, and X-rays, ultrasound does not produce high frequency/high energy emissions, allowing for ongoing monitoring of a patient. Procedurally, CT, PET, and MRI require a patient to obtain prior payment approval, make appointments with a separate facility, and have images read by a radiologist who renders a report back to the originating physician. Medi-Scan's software, by contrast, is safely and securely available from “the cloud” anywhere there is an internet connection, and provides advanced three-dimensional interior and exterior digital images with the analytic utility of CT, PET or MRI scans.

Imaging: Market Potential

There are just under 600 million medical imaging procedures performed annually in the U.S. Advancements in imaging technology are likely to drive the number of procedures that are performed, in response to increasing demand for early stage diagnosis of chronic disease. In addition, as the population ages, more imaging procedures will be required as elderly patients are diagnosed with conditions that require imaging.

Within the past few years, the desire for point-of-care imaging has determined the direction of the imaging market. Chip-based handheld ultrasound devices are becoming well-accepted for point-of-care and primary care uses. Medical professionals have quickly realized the wide-spread versatility of a handheld ultrasound device with an affordable cost. POCUS and handheld systems now represent a rapidly growing portion of sales of ultrasound technology in the United States and worldwide.

The explosion of the Covid-19 pandemic during 2020 has further demonstrated the need for advanced diagnostic and monitoring imaging at the point of care. Imaging plays a major role in COVID-19 treatment because of the complications caused by COVID-19 to a patient's cardiovascular, pulmonary and other systems. However, CT or X-ray systems are not readily accessible for COVID-19 patients, as contagious or potentially contagious patients require isolation. Moreover, equipment and technicians that come into proximity with a COVID-19 patient must be sanitized after each exposure event, which for large stationary equipment is time consuming and costly.

Portable ultrasound devices that require only one technician and simple device sanitation are ideal for use in a COVID-19 situation as well as isolation hospital wards, clinics, physician offices, or remote settings such as some nursing homes. Ultrasound devices with the Medi-Scan software application will enable healthcare professionals to obtain 3D HD image data needed for COVID-19 patient evaluation, diagnosis, and monitoring anyplace there is an internet connection.

Our cloud-based application is peculiarly useful within the COVID-19 context, as it transforms a cloudy ultrasound image into a 3D high-definition ultrasound images that enable the physician to discern the presence of COVID-19 lung lesions. Using a portable ultrasound device coupled to our APP will reduce the pressure on hospitals to transport patients to land-locked CT/MRI devices for scans, with the resulting risk of transient infection. By bridging the gap in imaging, the Medi-Scan APP system can helps triage COVID-19 patients at the ER.

Our template-guided system also facilitates ongoing monitoring of the COVID-19 patient by capturing the current region of interest, computing the relative brightness and fiber count (density) of the lesion, and comparing the results against prior scans, thus alerting medical personnel to changes within a chart.

Imaging: Software as a Service ("SaaS")

We intend to market our imaging technology through the Software as a Service ("‘SaaS") model. SaaS is a business model where the application is held in the cloud and accessed by a local computer, tablet or smartphone via the internet. The immediate benefit of the SaaS model is that SaaS reduces the need to own and host both hardware and software, hire the technical personal needed for maintenance, and maintain up-to-the-minute cybersecurity. The healthcare industry is rapidly adopting the SaaS model for clinical information systems — for example, PACS, HER, and telehealth — and nonclinical information systems such as billing, RCM, and supply chain management.

The healthcare industry has seen in the SaaS model an effective means of quickly deploying new software for medical specialties while avoiding the purchasing and installation complexities inherent in in-house IT. Most individual physicians, clinics, and hospitals now use SaaS applications for their patient portals, telemedicine, scheduling, record keeping, prescribing, data migration, and mobile communications. Benefits include increased physician and patient satisfaction, workflow improvements and lower operational costs, along with decreased downtime.

Imaging: Competition

The direct competition for our system is likely to be, in the first instance, the software now sold with mobile ultrasound machines. Most manufacturers of handheld ultrasound machines sell their machines coupled with a subscription to the manufacturer's installed software. To compete for software sales with the producers of handheld devices, we will have to demonstrate to their customers the superiority of the images produced using the Medi-Scan APP.

As other imaging software enters the market, we expect our SaaS system to compete effectively within the medical community by offering high-quality images, accuracy, speed, compatibility and reduced cost. Our ability to achieve low friction onboarding of an expanding customer base with its recurring revenues should enable Medi-Scan to market its SaaS APP at attractive price points. But our most important competitive advantage will be the quality of the images produced by the Medi-Scan APP.

Intellectual Property: Imaging Technology

Medi-Scan has developed a novel medical imaging technology APP that provides observational metrics (something that can be quantified) for assessment of targeted tissues rather than conventional inference or interpretative assessment of an image scan (i.e. an educated guess). The Medi-Scan system utilizes an initial ultrasound two-dimensional analog scan and transforms that scan into a three-dimensional (3D) high definition format which provides a detailed data-driven digital image. Our system transforms classic B-mode ultrasound images into 3D digital images, while identifying tissue boundaries, thereby permitting an objective evaluation of tissue integrity. Hypoechoic structures, which are typically found in tissue linings are readily identified by our imaging technology, and yield the 3D images for visualization of the underlying tissue structure. Once we obtain visualization of the underlying tissue structure, we can apply observational metrics to give numerical evaluations of the target tissue instead of subjective interpretations.

Using our APP, a medical professional can takes an ultrasound scan, transmit it via the internet to the cloud-based Medi-Scan server, where it is processed and transmitted back within minutes, enabling the medical professional to view the enhanced image on a cellphone, tablet or computer. Medi-Scan's report provides the doctor a clear image of what was a blur on the conventional ultrasound report and visualizes boundary layers in the target tissue. That visualization enables structural evaluation of the target tissue and, in particular, identifies injuries expressed as broken tissue component.

The Medi-Scan system permits the user to publish reports with quantifiable metrics that express tissue health, tissue dimensions, and comparative analysis. Among the faculties are:

●	Identification and computation of organ dimensions. Deep internal organ structures must be imaged with lower frequency ultrasounds. Nevertheless, our system permits evaluation of the same tissue boundary conditions and, in particular, evaluates the incident reflection (surface) as well as the backscatter reflection (interior) to identify tissue structures. Once these structures are identified, we are able to construct a 3D articulated model, which also enables internal and external measurements.
●	Tissue Taggingtm. Frequently, tissue structures have overlapping regions that inhibit a visual evaluation through conventional imaging. As our technology first converts the underlying tissue structure to a 3D digital form, we are developing a capacity to excise that overlying structure from the 3D image by applying a "Tissue Tag". Once the "Tissue Tag" has been applied and the overlying structure is excised, our system may reveal a visualization of the underlying targeted tissue. In addition, because tendon is a separate structure in the image, we can compute the diameter of each tendon and the internal volume of related areas. This volume can then be translated directly into pressure metrics and displayed to the patient to demonstrate that the therapy is working.
●	Comparison of patient visit reports over time. Our system tracks fiber bundle counts which are reduced with injury but increased with rehabilitation. By month-to-month comparison, we are able to track patient improvement digitally.
●	Detect and prevent future injuries. Dense tissues consisting of rope-like structures go through several discrete stages as they are stressed. A tendon, for example, is normally stretched and then returns to its original length and condition. When the tendon is stressed beyond a certain point, however, it enters a "plastic region" in which the tendon does not return to its former shape. If stressed beyond the plastic region, the tendon will break. Unfortunately, in all dense tissues, the range from linear stress to plastic region is very difficult to observe on B-mode ultrasound. However, through a technique known as acoustoelasticity coupled with our technology, we can identify plastic regions and alert the physician to the risk that has developed.

When engaged with a cell phone (Apple or Android) and a portable ultrasound device, the Medi-Scan technology has the potential to offer high definition medical imaging in situ, potentially altering the efficiency and effectiveness of sports medicine and ER services everywhere. The Medi-Scan APP increases the medical professional's ability to use Point of Care Ultrasound (POCUS) for meaningful data-driven clinical evaluations and supports the choice and monitoring of treatment. The Medi-Scan APP will integrate with existing medical record systems, facilitate monitoring of a patient's progress, and document compliance with required protocols and procedures for billing and other purposes.

Intellectual Property: Cardiomyopathy Imaging

The SARS-CoV-2 virus can damage the heart in several ways. The virus may directly invade or inflame the heart muscle, and consequently the heart, by disrupting the balance between oxygen supply and demand. COVID (the illness) can affect the heart indirectly by producing inflammatory cells that circulate in the patient's blood and damage heart muscle. Research has found that these effects are not age-specific. COVID-19 may directly or indirectly affect heart muscle cells and other heart tissue even among patients who did not have signs or symptoms of COVID-19.

Healthy heart muscle contains long fibers called sarcomeres which are the active structures responsible for muscular contraction. The SARS-CoV-2 virus infection has been observed in some COVID-19 patients to cause these fibers to break apart into small pieces, a phenomenon called "sarcomeric shredding". Sarcomeric shredding can restrict the heart muscle's ability to beat, and may explain the lasting cardiac defects in many COVID-19 patients. As cardiomyopathy (heart damage) and related effects can occur several years after exposure to COVID-19, the consequences may include accelerated coronary artery disease, stiffening of the heart muscle, inflammation and thickening of the pericardial sac, problems with electrical conduction, or damage to heart valves.

A recent study in a cell culture by the Gladstone Institute showed that infecting heart cells with SARS-CoV-2 caused the building blocks of muscles to orient in multiple directions, rather than be arranged in an organized line as they are in healthy muscle. These findings could explain some of the medical issues being observed in certain COVID patients’ hearts long after they otherwise recover from COVID-19.

Researchers performing an assessment of sarcomere shredding are currently unable to use ultrasound for scanning purposes. Conventional ultrasound devices are not configured to visualize sarcomeres or sarcomeric shredding. Furthermore, myocardial movement (heartbeat) complicates direct analysis of the myocardium. For this reason, researchers studying sarcomere shredding currently use CT and MRI scans coupled with biopsy confirmations. Each of these present significant risks. Radiation therapy can induce heart disease if any part of the heart is exposed to the radiation. A single CT scan may produce radiation exposure equivalent to 200-1,500 X-rays. In addition, biopsies are invasive procedures that carry inherent risks. So a method of utilizing ultrasound in connection with assessment of sarcomeric shredding could be life-saving.

Medi-Scan has identified potential methods of visualizing sarcomeric shredding and assessing cardiomyopathies with ultrasound techniques. Instead of a direct measurement, Medi-Scan uses parametric measurements to detect cardiac tissue damage. This simple and fast technique may serve as the means to detect or monitor patients with known or suspected cardiomyopathy (heart damage) on a regular basis over time. With an early means of detection of cardiomyopathies, preventative measures could be employed to mitigate the adverse effects of cardiomyopathies.

Intellectual Property: Cardiomyopathy Treatment

With the capabilities provided by the Medi-Scan APP for pulmonary tissue imaging, we believe that we can expand its capabilities to detect and quantify cardiac injuries. Once the injury is identified, treatment of a COVID-19 injured heart can be measured and monitored. The Medi-Scan research team is exploring a method of potentially leveraging this capability through development of the ability to identify and track myocardial deformities to enable implementation of a therapy to ameliorate and potentially repair myocardial damage.

To advance this approach, Medi-Scan researchers are developing a combination therapy as a method of treatment for the detected myocardial injury. This includes a combination of stem cell therapy and electromagnetic field therapy, known as "Entrainment", which is currently used to address tachycardia (rapid heartbeat). Entrainment works by linking the patient’s abnormal heart rhythm together with a normal heart rhythm. and gently encouraging the damaged heart rhythm to revert to a more normal rhythm. The Medi-Scan researchers believe that this therapy may be able to promote the reconstruction of isotropic (irregular orientation) cardiac fibers into anisotropic (regular orientation) fibers. In effect, the treatment may be able to repair the damaged heart muscle by encouraging the restoration of a cardiac waveform consistent with a healthy heart.

As part of these efforts, Medi-Scan is also developing software technology for cardio imaging that compares a healthy heart rhythm electronic signal with a damaged heart’s signal, and derives an electronic signal representing the potentially curative waveform. Then, through a monitored feed-back mechanism, the curative electronic signal would be introduced into the patient by the feedback loop to achieve a reversion to the healthy heart rhythm.

The reversion of the patient cardiac waveform from injured to healthy may also be aided by the use of the stem cell technology discussed above, which, if successful, will assist in repairing the sarcomere damage. As this process will be implemented gently over time, it is vital to have the ability to track cardiac waveforms and internal cardiac measurements such as internal strain components. This strain tracking is performed automatically using a technology assist called Automated Functional Imaging. As they test the theoretical aspects of the system, Medi-Scan researchers are attempting to incorporate off-the-shelf components, including a wearable ECG, for patient convenience and lower cost.

As noted above, clinical and potentially pre-clinical research data will be required to support submissions to the FDA for marketing clearance to permit marketing of the cardiac interventional technology in the U.S. Without additional clinical data, the likelihood of FDA approval of this technology is difficult to determine. It may be necessary or advisable for Medi-Scan to collaborate with another company, such as an entity with expertise in stem cell therapy, to conduct the clinical trials and to meet FDA requirements for marketing approval. It is possible that the FDA will require that the entity providing the therapeutic component be the lead entity in the marketing submission for this element of our portfolio.

Regulatory Requirements

FDA Medical Device Regulation

The U.S. Food and Drug Administration ("FDA") has broad authority over the regulation of medical devices marketed for sale in the United States, as well as medical devices manufactured in the United States and exported to international markets. Medical devices must be shown to be safe and effective for their intended use, and data demonstrating safety and effectiveness that is provided to the FDA must be adequate to enable the agency to make regulatory decisions related to marketing approval.

Under the U.S. Food, Drug, and Cosmetic Act ("FDCA"), the FDA classifies each medical device into one of three classes: Class I, Class II or Class III. Class I medical devices are deemed to pose the lowest risk to the patient. We anticipate that our imaging APP will be reviewed as a Class I device since it consists of software and there are no patient-facing components (i.e. nothing touches the patient and there is no energy transfer to the patient). In addition, our imaging APP is not completely novel, and there are legally marketed devices that can be used as predicate devices. The safety and efficacy of our imaging APP can be assured through the use of general and special controls, and the technology used is sufficiently similar that risks and benefits of the technology can be evaluated using prior knowledge.

We anticipate that the FDA will require primarily software-based testing, which will compare the accuracy and consistency of clinical interpretations using the product versus interpretations using an alternative imaging modality, with limited requirements for clinical testing. It will be necessary to provide data related to software validation and verification. From the perspective of FDA, software validation and verification are required under the Quality System Regulations. Validation determines if the product works as intended for the end user; verification confirms that the software, as coded, functions properly. Software validation establishes, using objective evidence, that the device specifications conform with user needs and intended uses, and is demonstrated by identifying user needs and testing against those needs to ensure that the product requirements and software specifications result in a software product that meets those needs. Validation testing is typically conducted through use cases or clinical testing.

Verification testing confirms that the output of the software matches inputs, and confirms using objective evidence that the specified requirements have been fulfilled. Accurate and detailed product requirements and design specifications are necessary to permit efficient verification testing. Testing should confirm that the product both performs as intended, and in the way anticipated. Verification testing will also include verification of adequate design for purposes of assuring the cybersecurity of the device.

Class I medical devices are subject to the lowest degree of regulatory scrutiny and need only comply with the FDA’s General Controls. The General Controls include compliance with the registration, listing, adverse event reporting requirements, and applicable portions of the Quality Systems Regulations, or QSR, as well as the general misbranding and adulteration prohibitions. Unless specifically exempted in the regulations, General Controls require most companies that intend to market a Class I medical device, such as our imaging APP, to gain clearance for marketing through the 510(k) process.

To obtain 510(k) clearance for our imaging APP, we will be required to submit a premarket notification demonstrating that the proposed medical device is substantially equivalent in terms of safety and effectiveness to a previously cleared medical device used for the same indications. Typically, data must be submitted to the FDA demonstrating similar technology and clinical and non- clinical performance, electromagnetic compatibility, software validation, and when appropriate, biocompatibility characteristics. FDA’s 510(k) clearance pathway usually takes from three to twelve months. On average the review time is approximately six months, but it can take significantly longer than twelve months in some instances, as the FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence.

We anticipate that a separate 510(k) clearance will be required for each usage class for which we market our imaging APP - i.e. an application for lung scans, an application for heart scans, an application for tendon scans, etc. However, each application will build on what was demonstrated in prior applications, and so the time and expense required will reduce as we gain a body of approvals.

After a medical device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a new or major change in its intended use, will require a new 510(k) clearance or, depending on the modification, require a PMA. The FDA requires each manufacturer to determine whether the proposed change requires submission of a new 510(k) notice, or a premarket approval, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or premarket approval is obtained. Also, in these circumstances, the FDA may levy significant regulatory fines or penalties on the manufacturer.

Any of the devices that we are developing for use in treatment of cardiomyopathy will be classified as Class III devices, which are those devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared medical device. Class III medical devices require a Pre-Market Approval ("PMA") before commercialization. This is the most stringent regulatory review, and requires substantial development of clinical data to demonstrate safety and effectiveness before the FDA permits the device to be marketed. The Filing Fee payable to the FDA for a PMA is $365,657; the Small Business Fee is $91,414 (as compared to $12,432 and $3,108 for submission of a 510(k) application). In addition, to the extent that we are seeking approval for a medical diagnostic or therapeutic product that would be classified as biologic or pharmaceutical product, FDA guidelines will require that we partner with an FDA-approved biological or pharmaceutical company to perform the requisite studies. Such a partnering arrangement may require that we license our technology to the partner for regulatory and marketing purposes.

It is important to note that, because the FDA’s determination is based on its evaluation of the data and regulatory decision-making regarding safety, effectiveness and compliance with other legal and regulatory requirements, approval of a marketing application is not assured.

Healthcare Regulation in General

Our future business operations and activities in the U.S. may be directly or indirectly subject to subject to certain federal and state laws relating to the privacy and security of health information, and state and federal laws designed to guard against healthcare fraud and abuse, including, but not limited to, those described below.

●	HIPAA, as amended by HITECH, established comprehensive requirements related to the privacy, security, and transmission of individually identifiable health information. It governs patient privacy practices of healthcare providers, health plans, and healthcare clearinghouses (or “covered entities”), as well as their respective business associates to the extent that they perform services for or on behalf of the covered entities that involve the use or disclosure of protected health information. HIPAA also mandates notification in the event of a breach and regulates standardization of data content, codes and formats used in healthcare transactions. Covered entities and business associates may be subject to significant civil and criminal penalties, as well as enforcement by state attorneys general, for violations of HIPAA or its implementing regulations.
●	HIPAA also imposes federal criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters.
●	The federal Anti-Kickback Statute which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order, or recommendation of, an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs.
●	The federal Civil False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The “qui tam” or “whistleblower” provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government, alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery.
●	The federal Civil Monetary Penalties Law prohibits, among other things, the offering or transfer of remuneration to a Medicare or state health care program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program, unless an exception applies.
●	Analogous state fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, may apply to items or services reimbursed under Medicaid, other state programs, or, in some states, private third-party payors. In addition, many U.S. states have enacted patient confidentiality laws that protect against the disclosure of confidential medical information, and many states have adopted or are considering adopting further legislation in this area, including privacy safeguards, security standards, and data security breach notification requirements. These state laws, which may be even more stringent than the HIPAA requirements, many of which differ from each other in significant ways and are often not preempted by the federal requirements.

These and other regulations of the U.S. FDA and other regulatory agencies in and outside the U.S. impose extensive compliance and monitoring obligations on our business. We will also be subject to periodic inspections for compliance with applicable quality system regulations, which govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, and servicing of finished medical devices intended for human use. In addition, the FDA and other regulatory bodies, both in and outside the U.S. (including the Federal Trade Commission, the Office of the Inspector General of the Department of Health and Human Services, the U.S. Department of Justice, and various state Attorneys General), will monitor the promotion and advertising of our products. Any adverse regulatory action, depending on its magnitude, may limit our ability to effectively market and sell our products, limit our ability to obtain future premarket approvals or result in a substantial modification to our business practices and operations.

We plan to gain access for our products to the E.U. market. In the E.U., a single regulatory approval process exists, and conformity with the legal requirements is represented by the CE Mark. To obtain a CE Mark, defined products must meet minimum standards of performance, safety, and quality (i.e., the essential requirements), and then, according to their classification, comply with one or more of a selection of conformity assessment routes. The competent authorities of the E.U. countries separately regulate the clinical research for medical devices and the market surveillance of products once they are placed on the market. A new Medical Device Regulation was published by the E.U. in 2017 which imposes significant additional premarket and postmarket requirements (EU MDR). Implementation of the new requirements is scheduled to commence in May 2021.

The global regulatory environment is increasingly stringent and unpredictable. Several countries that did not have regulatory requirements for medical devices have established such requirements in recent years, and other countries have expanded, or plan to expand, their existing regulations. While harmonization of global regulations has been pursued, requirements continue to differ significantly among countries. We expect this global regulatory environment will continue to evolve, which could impact the cost, the time needed to approve, and ultimately, our ability to obtain approvals for our products.

Marketing Plan

The Company's current focus is on developing innovative medical software and related applications or therapies. Our products will require FDA approval before commercialization. The Company is currently assessing the market environment in which it will compete in selling its software products, services, or therapies. The medical industry is undergoing significant and fast-paced changes, to which we will have to adapt. Traditional marketing and sales methods are being changed and, in some cases, being dramatically transformed by both technological advances and governmental factors such as new regulations and new procedures for cost reimbursements.

To effectively present the Company to the medical market and provide a consistent brand message, we have engaged Investor Brand Network (IBN) as our marketing agent. IBN will issue press releases on the Company's progress and distribute content information for syndication in appropriate media to educate the medical industry. IBN, through its network, provides:

1.	access to a network of wire services to reach target markets, industries and demographics;
2.	article and editorial syndication to 5,000+ news outlets;
3.	enhanced press release solutions;
4.	media distribution to a large social media audience; and
5.	an array of corporate communications focused on the IBN Podcast Series.

The Company's success in marketing its developments in software or therapeutic devices and methodologies will be dependent on the Company's application of the most effective commercialization opportunities for efficiently generating sales. Possible alternatives include licensing a specific device or therapy to a national or specialty healthcare and marketing organization, a joint venture with strategic partners, establishing an independent marketing and sales team focused on direct sales through strategic healthcare delivery outlets, and using healthcare-focused social media. Management intends to carefully review the alternatives in order to make an informed choice among the array of potential approaches to marketing.

Employees

Healthtech Solutions currently has no employees. There are currently two individuals who devote substantially all of their business time to Medi-Scan: the President of Healthtech Solutions and the Chief Research Officer for its subsidiary, Medi-Scan. They are assisted by fourteen hourly consultants, all of whom work for Medi-Scan on a part time basis.

Item 1A.	Risk Factors

Investing in our common stock involves risk. You should carefully consider the risks described below together with all of the other information contained in this Report, including the financial statements and the related notes, before deciding whether to purchase any shares of our common stock. If any of the following risks is realized, our business, financial condition or operating results could materially suffer. In that event, the trading price of our common stock could decline and you may lose all or part of your investment.

I. RISKS ATTENDANT TO OUR BUSINESS PLAN

Our business plan will fail unless we are able to secure substantial additional capital contributions.

Note 3 to our consolidated financial statements for the year ended December 31, 2020 discloses that Healthtech Solutions' financial condition raises substantial doubt as to its ability to continue as a going concern. The risk of investing in a company whose financial statements carry a going concern opinion is that you are likely to lose all of your investment if the company fails to continue as a going concern. In the case of Healthtech Solutions, completion of the development of our imaging system and securing government approval of its use in the U.S and the European Union will require an investment of several million dollars. Development of follow-on technologies into marketable products will then require substantial additional capital investment. We currently have only modest cash resources, and will require significant capital contributions in order to fully implement our business plan. If we fail to adequately capitalize our business and are not able to convert our business into a going concern, investors in Healthtech Solutions will lose their investment.

Medical technology development involves a lengthy and expensive process, and we may be unable to commercialize on a timely basis, or at all, any products we may develop.

Before commercial sales of any of our products, we must demonstrate through lengthy, complex and expensive studies, preclinical studies and clinical trials that the applicable product candidate is effective for use in each target indication. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Our clinical research may fail to demonstrate substantial evidence of the effectiveness of our technologies for their intended uses, which would prevent, delay or limit the scope of commercialization.

There can be no assurance that the products now in development or that we may seek to develop in the future will achieve technological feasibility, obtain regulatory approval or gain market acceptance. Few research and development projects result in commercial products, and success in early clinical trials often is not replicated in later studies. At any point, we may abandon development of a product candidate or we may be required to expend considerable resources repeating clinical trials, which would adversely impact the timing for generating revenues from those products. If a clinical validation study fails to demonstrate the prospectively defined endpoints of the study, we might choose to abandon the development of the product or product feature that was the subject of the clinical trial, which could harm our business.

Our business plan will not be effective unless we develop an effective marketing network.

We have not yet commenced the development of the marketing network that will deliver our imaging system or any of our follow-on products to the medical community. To generate demand for our products, we will need to make medical specialists aware of the benefits of each product through published papers, presentations at scientific conferences and one-on-one education by any salesforce we may hire or employ in the future. Our business will be unsuccessful if we are unable to hire skilled sales, scientific, technical and other personnel to support this marketing process.

An important part of our sales process will include the education of physicians on the safe and effective use of our products. There is a learning process for physicians to become proficient in the use of our products and it typically takes several procedures for a physician to become comfortable using the product. If a physician experiences difficulties during an initial procedure or otherwise, that physician may be less likely to continue to use our product, or to recommend it to other physicians. It is critical to the success of our commercialization efforts that our marketing agents educate physicians on the proper use of the system, and provide them with adequate product support during clinical procedures. If, therefore, we fail to organize a skilled marketing network, our product launch will fail.

We intend to acquire or invest in other businesses or technologies within the healthcare field. These investments may dilute our stockholders’ ownership, increase our debt and cause us to incur significant expenses. If they prove to be unsuccessful, the investments could damage our operating results.

As part of our business strategy, we intend to pursue acquisitions of complementary businesses and assets. We also may pursue strategic alliances that leverage our technology and industry experience to expand our product offerings or distribution. If we make acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Integration of an acquired company also may require management resources that otherwise would be available for ongoing development of our existing business. Any future acquisitions by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. To finance any acquisitions or investments, we may choose to issue shares of our common stock as consideration, which could dilute the ownership of our stockholders.

Political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes that could substantially affect our results of operations.

Government and private sector initiatives to limit the growth of healthcare costs, including price regulation, competitive pricing, coverage and payment policies, comparative effectiveness of therapies, technology assessments and alternative payment models, are continuing. These changes are causing the marketplace to put increased emphasis on the delivery of more cost-effective treatments. Certain provisions of the legislation will not be effective for a number of years and it is unclear what the full impact of the legislation will be. Provisions of this legislation, including Medicare provisions aimed at improving quality and decreasing costs, comparative effectiveness research, an independent payment advisory board, and pilot programs to evaluate alternative payment methodologies, could meaningfully change the way healthcare is developed and delivered, and may adversely affect our business and results of operations. Further, we cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation in the U.S. or internationally. However, any changes that lower reimbursements for our services, reduce medical procedure volumes or increase cost containment pressures on us could adversely affect our business and results of operations.

Federal and State Laws Pertaining to Healthcare Fraud and Abuse Could Adversely Affect Our Business.

We will be subject to various federal and state laws targeting fraud and abuse in the healthcare industry, including anti-kickback laws, false claims laws, laws constraining the sales, marketing and other promotional activities of manufacturers of medical devices by limiting the kinds of financial arrangements we may enter into with physicians, hospitals, laboratories and other potential purchasers of medical devices, laws requiring the reporting of certain transactions between us and healthcare professionals. and HIPAA, as amended by HITECH, which governs the conduct of certain electronic healthcare transactions and protects security and privacy of protected health information. Violations of these laws are punishable by criminal or civil sanctions, including substantial fines, imprisonment and exclusion from participation in government healthcare programs such as Medicare and Medicaid. Many of the existing requirements are new and have not been definitively interpreted by state authorities or courts, and available guidance is limited. Unless we are in full compliance with these laws, we could face enforcement action and fines and other penalties, and could receive adverse publicity, all of which could materially harm our business. In addition, changes in or evolving interpretations of these laws, regulations, or administrative or judicial interpretations, may require us to change our business practices or subject our business practices to legal challenges, which could have a material adverse effect on our business, financial condition and results of operations.

We will rely heavily on our technology and intellectual property, but we may be unable to adequately or cost-effectively protect or enforce our intellectual property rights, thereby weakening our competitive position and increasing operating costs.

To protect our rights in our services and technology, we will rely on a combination of copyright and trademark laws, patents, trade secrets, confidentiality agreements with employees and third parties, and protective contractual provisions. We will also rely on laws pertaining to trademarks and domain names to protect the value of our corporate brands and reputation. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our services or technology, obtain and use information, marks, or technology that we regard as proprietary, or otherwise violate or infringe our intellectual property rights. If we do not effectively protect our intellectual property, our competitive position could be weakened.

Our competitive position will be significantly weakened if we are not able to enforce our patents.

Our ability to compete and to achieve sustained profitability will depend in significant part on our ability to obtain and enforce patents. Currently we have three pending provisional patent applications for our core medical technologies. We may submit additional patent applications in the medical space that may add strategic value to the Company. Our pending patent applications, however, and any future applications may not result in issued patents. In addition, any patents that may be issued to us might be challenged by third parties as being invalid or unenforceable, or third parties may independently develop similar or competing technology that avoids any patents we are granted. A weakening of the effectiveness of our patent portfolio could severely restrict our profitability.

We could face intellectual property infringement claims that could be time-consuming and costly to defend and could result in our loss of significant rights and the assessment of treble damages.

Medical imaging is a crowded industry with large institutional players, all of whom have extensive R&D budgets and are continuously developing and patenting new imaging products. We may in the future, receive notices of claims of infringement and misappropriation or misuse of other parties’ proprietary rights. Some of these claims may lead to litigation. We cannot assure you that we will prevail in such actions, or that other actions alleging misappropriation or misuse by us of third-party trade secrets, alleging infringement by us of third-party patents and trademarks or actions challenging the validity of any patent rights we may obtain will not be asserted or prosecuted against us. If there is a successful claim of infringement against us, we may be required to pay substantial damages (including treble damages if that infringement were found to be willful) to the party claiming infringement, develop non-infringing technology, stop selling our technologies (once commercialized) or using technology that contains the allegedly infringing intellectual property.

We may also be forced to initiate claims to defend our intellectual property or to seek relief on allegations that we use or offer to sell technology that incorporates third-party intellectual property. Intellectual property litigation, regardless of outcome, is expensive and time-consuming, could divert management’s attention from our business, and could have a material negative effect on our business, operating results or financial condition.

II. RISKS ATTENDANT TO OUR SPECIFIC PROJECTS

The success of our imaging system in securing a substantial market will depend in part on our ability to maintain its compatibility with software systems used in the more popular portable ultrasound devices.

Our imaging system will be designed to work in congress with generally available portable ultrasound devices. It will be crucial, therefore, that the software in our system be compatible with the software in most of those devices to enable it to efficiently interface with the ultrasound devices in use throughout the medical industry. If we fail to keep abreast of impending changes in prevailing software systems, we could find it difficult to market our APP.

Government regulation of our use of individually identifiable data may increase our costs and interfere with the efficient use of our imaging system.

Both state and federal regulations apply to our use of customer information in general, and particularly to our access to patient medical information. Our efforts to comply with such regulations will entail development or purchase of costly software systems, which will reduce funds available for product development. Additionally, the success of our operations depends upon the secure transmission of confidential information over public networks. The intentional or negligent actions of employees, business associates or third parties may undermine our security measures. As a result, unauthorized parties may obtain access to our data systems and misappropriate confidential data. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other developments will prevent the compromise of our patient information. If any such compromise of our security or the security of information residing in our systems were to occur, it could have a material adverse effect on our reputation, operating results and financial condition.

The design, manufacture and marketing of our imaging system will entail an inherent risk of product liability claims.

Manufacturing and marketing of our imaging system may expose us to product liability and other tort claims. Although we intend to secure liability insurance, the coverage limits of our insurance policies may not be adequate and one or more successful claims brought against us may have a material adverse effect on our business and results of operations. A failure by our imaging system to properly disclose information in the manner we warrant could result from component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information. Any resulting product liability claims may be brought by individuals or by groups seeking to represent a class. The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Additionally, product liability claims could negatively affect our reputation, continued product sales, and our ability to obtain and maintain regulatory approval for our products.

Our research and development efforts with regard to cardiac muscle shredding and lung lesions may be hindered if we are not able to contract with third parties for access to exomes or nanoparticles and other biologic materials.

As part of our development of a pharmaceutical and electromagnetic solution to restoring a healthy heart muscle to COVID patients affected by heart muscle shredding, we will need to secure access to exosomes or nanoparticles and other biologic materials. The process of negotiating access to such samples is lengthy because it typically involves numerous parties and approval levels to resolve complex issues such as usage rights, institutional review board (IRB) approval, privacy rights, publication rights, intellectual property ownership and research parameters. If we are unable to negotiate access to exosomes or nanoparticles for clinical trials on a timely basis or on commercially reasonable terms, or at all, or if other laboratories or our competitors secure access to these samples before us, our ability to research, develop and commercialize future products will be limited or delayed.

III. RISKS ATTENDANT TO OUR MANAGEMENT AND CORPORATE GOVERNANCE

We have no full time employees and a limited staff. This situation makes it difficult to implement proper internal controls over financial reporting and to develop and implement long term strategies.

There are currently two individuals who devote most of their business time to our operations. Each of them is engaged as a consultant to the Company. They are assisted by fourteen hourly part-time consultants as well as the services of bookkeepers and accountants whose primary function is to provide such services to a company owned by our CEO. This situation enables us to adjust to increases and decreases in our cash resources. It is, however, not a satisfactory situation for sound administration. The lack of a full-time management staff impedes the development of long-term goals and the consistent implementation of such goals as we have. The lack of a dedicated research staff likewise impedes the development of a long-term research strategy and its implementation. We intend to expand our staff and engage more full-time personnel when we have the cash resources needed. In the meantime, there is a risk that our lack of a complete management team will delay or imperil the implementation of our business plan.

Having only limited full time staff also makes it difficult for us to establish corporate governance practices, including disclosure controls and procedures, and to manage internal control over financial reporting. With limited staff, we need to outsource these and other matters, leading to reliance on third parties. Faulty judgments, errors or mistakes, or the failure to adhere to established controls and procedures by such third parties may make it difficult for us to ensure that the objectives of the control system are met. A failure of our controls and procedures to detect other than inconsequential errors or fraud could seriously harm our business.

We are dependent on the continuing services of our two full-time executives.

At the present time, only two of our officers devote the majority of their business time to our business: Manuel Iglesias, our President and Chief Operating Officer, and Richard F. Parker, who is engaged by Medi-Scan, Inc. as its Chief Research Officer. If either became unable or unwilling to continue in the Company's employ, the continuity of our business development would be significantly disrupted. A loss of Mr. Iglesias's services would deny us the benefit of the relationships he has developed on behalf of Medi-Scan. And a loss of the services of Mr. Parker, who as Medi-Scan's Chief Research Officer manages and overseas the development of our key technologies and systems, would have an adverse effect on our ability to commercialize our products and grow our business.

The elimination of monetary liability against our directors, officers and employees under our Bylaws and the existence of indemnification rights to our directors, officers and employees under our Articles of Incorporation may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

The Bylaws of Healthtech Solutions contain provisions that limit the liability of our directors and officers for monetary damages to our company and shareholders. Our Articles of Incorporation also require us to indemnify our officers and directors against claims arising from their service as such. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees that we may be unable to recoup. These provisions and resulting costs may also discourage our company from bringing a lawsuit against directors or officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

IV. RISKS ATTENDANT TO OUR SECURITIES

Your ability to liquidate your investment in our Company will depend on the market for our common stock, which is currently illiquid.

Your ability to liquidate your investment in the Company on satisfactory terms will depend on the liquidity of the market for our Common Stock. The market for our Common Stock at the present time is substantially illiquid: a purchase or sale of several hundred shares can result in a significant change in the market price. We cannot assure you that the market will become more liquid in the future - that will depend on the success of management's efforts to publicize the Company and attract investors. If the market for our Common Stock does not become more liquid, you may be unable to sell your Shares on terms you consider satisfactory.

Conversion of outstanding market-discount derivative securities may cause the market price of our Common Stock to fall.

A derivative security, for present purposes, is a security that gives the owner the right to convert the security into Common Stock. A market-discount derivative security gives the owner the right to convert at a per-share price that is less than the market price of the Common Stock at the time of conversion. A market-discount derivative security, therefore, gives its owner an inherent incentive to sell the Common Stock into which the derivative security is convertible as rapidly as possible after the conversion, so as to reduce the holder's exposure to the risk of a drop in the market price of the Common Stock.

Healthtech Solutions has a class of market-discount derivative securities outstanding: the 7% Convertible Debentures. The 7% Convertible Debentures, whose principal and accrued interest currently total $792,528, may be converted into Common Stock at a conversion price equal to 70% of the lowest VWAP during the five trading days preceding conversion, subject to the limit that no debenture-holder may convert into shares that will, when combined with any other shares owned by the debenture-holder, exceed one percent of the Company's outstanding common shares. In the event that holders of the 7% Convertible Debentures determine to convert and immediately sell the resulting common stock, those sales could cause the market price of our Common Stock to fall.

Our common stock is currently deemed a “penny stock,” which makes it more difficult for our investors to sell their shares.

 The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a person’s account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

 In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form, sets forth the basis on which the broker or dealer made the suitability determination, and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

 Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock if and when such shares are eligible for sale and may cause a decline in the market value of our stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Healthtech Solutions' executive offices are located at 90 Broad Street, 16th Floor, New York, New York. The offices are provided by our CEO free-of-charge. Medi-Scan's executive offices are located at 801 NE 167 St., Suite 306, North Miami Beach, Florida. The offices are provided by a member of our Board of Directors, free of charge.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

(a) Market Information

The Company’s common stock is quoted on the OTC Pink Market under the symbol "HLTT". The quotations reported on the OTC Pink Market reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The Company had no securities authorized for issuance under equity compensation plans as of December 31, 2020.

(e) Sale of Unregistered Securities

Information may be found in the Current Report on Form 8-K filed by the Company on November 16, 2020 regarding:

•	the issuance by Company of 156,937 shares of Series A Preferred Stock (each convertible into 2,000 shares of the Company's Common Stock) in exchange for all of the capital stock of Medi-Scan, Inc.; and
•	the issuance by the Company of 7% Convertible Debentures in the principal amount of $381,505 in exchange for 7% Exchangeable Notes previously issued by Medi-Scan.
20

In December 2020 the Company issued 7% Convertible Debentures in the aggregate principal amount of $250,000 to four accredited investor in exchange for cash payments totaling $250,000, bringing to $631,505 the aggregate principal amount of the Debentures issued during 2020. The Debentures have a maturity date of January 31, 2024, and prepayment is not allowed. Commencing twelve months after issuance, the holder may convert the Debenture into Common Stock of Healthtech Solutions, Inc. The conversion price will be 70% of the lowest VWAP during the five trading days preceding conversion. No holder may convert, however, into a number of shares that, combined with all shares owned by the holder and any affiliates, exceeds one percent of the outstanding shares of Healthtech Solutions Common Stock. The Debentures were sold in private offerings to investors who were purchasing for their own accounts. The offerings, therefore, were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act.

(f) Repurchase of Equity Securities

The Company did not repurchase any shares of its common stock during the 4th quarter of fiscal 2020.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis

Results of Operations

On November 16, 2020 Healthtech Solutions, Inc. acquired all of the capital stock of Medi-Scan, Inc. in exchange for Series A Preferred Stock representing 97% of the equity in Healthtech Solutions. Because the transaction is classified as a reverse merger under GAAP, the financial results presented in this Report are the financial results of Medi-Scan for the past two years. Medi-Scan is in its pre-revenue period, and will remain so until it obtains approval to market its medical device from the U.S. FDA or the comparable agency of the European Union.

Since our only activities are research and development, our expenses are primarily salaries and consulting and service fees. During 2020 we paid $348,773 for research and development, most of which was payment to consultants working under the direction of our Chief Research Officer ("CRO") as well as payments to outside labs and clinics for services. In addition, we paid $77,060 during 2020 to the Chief Research Officer of Medi-Scan for his services and in reimbursement of expenses. During 2019, our payments for research and development and to our CRO were $206,441 and $113,100 respectively. We expect that our research and development expenses will rise significantly if we obtain the capital resources necessary to fully implement our business plan.

The remainder of our operating expenses were primarily attributable to administrative costs. We incurred $115,403 in general administrative expenses during 2020 and $71,101 during 2019. These included office expenses plus legal and accounting fees. In addition, we paid $129,733 in 2020 and $119,137 in 2019 to related parties for administrative expenses. These included:

•	Rental fees of $1,447 per month that we paid to a member of our Board to rent space in his law firm's offices through May 2020; we now obtain use of that office space as well as office space in our CEO's premises free-of-charge. Therefore our rent expense during 2020 was only $7,233, compared to rent expense of $17,137 in 2019.
•	Expenses of $10,000 per month that we have incurred since May 2020 for the consulting services of our COO.
•	Payments until May 2020 for legal services provided by a member of our Board of Directors, and miscellaneous office expenses, including payments for an administrative assistant.
•	Expenses accrued for administrative services provided by certain employees of a company owned by our CEO, which were credited to his commitment to contribute capital to Medi-Scan.

We also incur $3,241 per month in amortization costs, as we are amortizing over a three year period the intangible assets that our Chief Research Officer contributed to Medi-Scan.

As a result of the aforesaid expenses, in 2020 we incurred a net loss from operations of $709,858. In 2019, our net loss from operations was $548,668. In 2020, however, we also incurred two items of Other Expense:

•	$19,577 in interest expense (primarily attributable to the 7% Convertible Debentures and the 7% Notes that were exchanged for them); and
•	$2,773 in loss in the change of fair value of derivative liabilities, relating to the 7% Convertible Debentures.

We accounted for our convertible debt in accordance with ASC 815, Derivatives and Hedging as the conversion feature embedded in the convertible debentures could result in the debenture principal and related accrued interest being converted to a variable number of our common shares. The conversion feature on these debentures is variable and based on trailing market prices. It therefore contains an embedded derivative. The fair value of the conversion feature was calculated when the debentures were issued, and we recorded a debenture discount and derivative liability for the calculated value. We recognize interest expense for accretion of the debenture discount over the term of the note. The conversion liability will be valued at the end of each reporting period and will result in a gain or loss for the change in fair value. Due to the volatile nature of our stock, the change in the derivative liability and the resulting gain or loss may often be material to our results. The discounted principal amount on our convertible debentures was $305,684 as of December 31, 2020, and the unamortized discount was $337,874. For the year ended December 31, 2020, a loss of $2,773 for the change in fair value of the derivative was recognized for these debentures.

After taking into account our Other Expenses in 2020, our net loss for 2020 was $732,208 ($0.61 per share). During 2019 we incurred a net loss of $548,668.

We will continue to incur losses until we begin to generate revenues at a level adequate to sustain our operations without cash infusion.

Liquidity and Capital Resources

At that start of 2020 Medi-Scan had $105,754 in cash, and had accounts payable totaling $36,400, for working capital of $69,354. During 2020, however, our operations used $531,446 in cash, primarily for research and development. That expenditure was financed by a capital contribution of $270,442, primarily by our CEO, and the sale of Debentures. In August and September Medi-Scan sold four 7% Exchangeable Notes for total proceeds of $375,000 and in December Healthtech Solutions sold four 7% Convertible Notes for total proceeds of $250,000, and so the Company was able to fund its operations. Nevertheless, it is obvious that Healthtech Solutions will have to obtain substantial capital infusions in order to fund the continuing development of Medi-Scan's technology and the costs of securing the necessary governmental approvals.

Until the sale of its 7% Exchangeable Notes (which were later exchanged for 7% Convertible Debentures issued by Healthtech Solutions), Medi-Scan had financed its operations from capital contributions of the shareholders. For the sake of efficiency, the capital contributions were held in a bank account maintained by one of the members of management. The funds in that account are identified on Medi-Scan's financial statements as "due from related party." For purpose of analysis, those funds can be considered to be cash.

At December 31, 2020 Healthtech Solutions had working capital totaling $55,036, primarily consisting of cash. This represented a reduction of $14,318 from the Company's working capital at the end of 2019. Our working capital balance remained relatively stable because our net cash used in operating activities plus the cash used in 2020 that had been classified at December 31, 2019 as "Due From Related Party" plus the cash used in connection with the reverse merger was only $23,242 less than the net cash provided by financing activities during 2020.

In both 2020 and 2019, our net loss was substantially equal to our use of cash, treating the capital contributions held in the Due from Related Party account as cash. The only significant non-cash expenses incurred by Medi-Scan are its amortization expense of $38,889 per year, as we are amortizing our intangible assets over a three year life. The only other way in which the Company avoided taking the full brunt of its net losses in its cash account was to increase its accounts payable during 2020 by $43,769 and 2019 by $20,404 and accruing $3,792 in interest on the 7% Convertible Debentures during the last seven weeks of 2020.

At the present time, Healthtech Solutions has only two individuals working on a full-time basis: our Chief Operating Officer and Medi-Scan's Chief Research Officer. The seven other individuals who provide services to Medi-Scan at this time do so on an hourly, as needed basis. We have some ability, therefore, to adjust our cash burn rate to our resources. Nevertheless, the task of bringing a complex medical device to market is an expensive task. We will require millions of dollars to accomplish it.

Note 3 to our consolidated financial statements discloses that the financial condition of Healthtech Solutions - i.e. our modest cash resources and the absence of revenue - raises substantial doubt as to the Company's ability to continue as a going concern. Management intends to pursue one or more offerings of securities in order to obtain the funds that will be necessary for successful implementation of our business plan. At present, however, no commitments for future funding have been received.

Application of Critical Accounting Policies

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for the years ended December 31, 2020 and 2019, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results. These were:

•	Our determination of the fair value of the derivative liability embedded in the 7% Convertible Debentures that we sold during 2020. We based the determination of fair value on certain assumptions specified in Note 8 to our Financial Statements.
•	Our determination to amortize our intangible assets over a useful like of three years, as described in Note 4 to our financial statements. We based that amortization schedule on our expectation that the technology in our field will develop rapidly.

Off-Balance Sheet Arrangements

 We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

 Impact of Accounting Pronouncements

 There were no recent accounting pronouncements that have or will have a material effect on the Corporation’s financial position or results of operations.

Item 7a Quantitative And Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Page
F-1	Report of Independent Registered Public Accounting Firm

F-3	Consolidated Balance Sheets as of December 31, 2020 and 2019.

F-4	Consolidated Statements of Operations for the Years Ended December 31, 2020 and 2019.

F-5	Consolidated Statement of Changes in Stockholders’ (Deficiency) Equity for the Years Ended December 31, 2020 and 2019.

F-6	Consolidated Statement of Cash Flows for the Years Ended December 31, 2020 and 2019.

F-7 to F-17	Notes to Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Healthtech Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Healthtech Solutions, Inc.(the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

As discussed in Note 3 to the accompanying consolidated financial statements, the accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has not completed its efforts to establish a source of revenues sufficient to cover its operating costs over an extended period of time and has an accumulated deficit of $1,438,705 at December 31, 2020. The Company has had no revenues since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Continuation as a going concern is dependent on the ability to raise additional capital and financing, though there is no assurance of success. Management’s plans in regard to these matters are also described in Note 3 to the accompanying financial statements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Derivative Liability

Critical Audit Matter Description

As discussed in Note 7 to the financial statements, during the year ended December 31, 2020, the Company issued convertible debentures. The Company analyzed the conversion feature of the debentures and determined that they meet the definition of a derivative to be bifurcated from the host contract and recorded as a liability upon inception of each debenture and at each reporting date at fair value.

The Company’s calculation of the fair value of the conversion feature was performed using the Monte Carlo simulation method, which required significant estimates and assumptions related primarily to expected volatility and weighted average risk-free interest rate.

We identified the valuation of the conversion feature as a critical audit matter because of the significant judgements made by management to estimate the fair value. This required a high degree of auditor judgement and an increased extent of effort, including the need to involve fair value specialists when performing the audit procedures to evaluate the reasonableness of managements estimates and assumptions related to the inputs used in the calculation.

How the Critical Audit Matter was addressed in Our Audit

To test the Company’s valuation of the conversion feature, our audit procedures included, among other things, with the assistance of our fair value specialist, testing the completeness and accuracy of the inputs and source data used in the calculation, by agreeing amounts to publicly available information, evaluating the overall fair value methodology used by the Company and to develop, on a test basis, an independent estimate of fair value based on the Monte Carlo model and compare such amount to the fair value recorded by the Company. Additionally, we analyzed the debentures to ensure managements assessment was correct that the conversion feature should be bifurcated. Further, we also tested the overall calculation of shares issuable upon conversion based on the terms of the debentures at each recording date. On a test basis performed a recalculation of the Monte Carlo model used to calculate the fair value.

/s/ Prager Metis CPA’s LLC

We have served as the Company’s auditor since 2020

Hackensack, New Jersey

March 2, 2021

HEALTHTECH SOLUTIONS INC.
(Formerly HYB Holding Corporation)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
ASSETS
Current Assets:
Cash	$128,996	$—
Prepaid expenses	10,000	—
Due From related party	—	105,754
Total Current Assets	138,996	105,754

Intangible assets net of accumulated amortization	25,926	64,815

Total Assets	$164,922	$170,569

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accrued interest	$3,792	$—
Accounts payable	80,169	36,400
Total Current Liabilities	83,961	36,400

Long Term Liabilities:
Convertible debentures payable, net of discount of $325,824	305,684	—
Derivative liabilities	337,874	—
	643,558	—

Total Liabilities	727,519	36,400

Stockholders' Equity (Deficit):
Series A preferred stock, $.001 par value, 2,000,000
authorized, 156,837 issued and outstanding	157	—
Common stock, $0.001 par value, 200,000,000 shares
authorized, 9,701,269 issued and outstanding	9,701	—
Additional paid in capital	866,251	840,667
Accumulated deficit	(1,438,706)	(706,498)
Total Stockholders' Equity (Deficit)	(562,597)	134,169

Total Liabilities and Stockholders' Equity (Deficit)	$164,922	$170,569

The accompanying notes are an integral part of these consolidated financial statements

HEALTHTECH SOLUTIONS INC. (Formerly HYB Holding Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2020	December 31, 2019

Revenue	$—	$—

Operating Expenses:
General and administrative	115,403	71,101
General and administrative-related party	129,733	119,137
Research and development	348,773	206,441
Research and development – related party	77,060	113,100
Amortization	38,889	38,889
Total Operating Expenses	709,858	548,668

Loss from Operations	(709,858)	(548,668)

Other Expenses:
Interest Expense	19,577	—
Change in fair value of derivative liabilities	2,773	—
	22,350	—

Net loss before provision for income tax	(732,208)	(548,668)

Provision for income tax	—	—

Net loss	$(732,208)	$(548,668)

Loss per common share
Basic and diluted	$(0.61)	$—

Weighted Average Common Shares Outstanding
Basic and diluted	1,198,321	—

The accompanying notes are an integral part of these consolidated financial statements

HEALTHTECH SOLUTIONS INC.
(Formerly HYB Holding Corporation)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIENCY) EQUITY

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total
Balance at December 31, 2018	—	$—	156,837	$157	$466,510	$(157,830)	$308,837
Capital contributions					374,000	—	374,000
Net loss						(548,668)	(548,668)
Balance at December 31, 2019	—	—	156,837	157	840,510	(706,498)	134,169
Effect of reverse merger transaction	9,701,269	9,701			(244,701)	—	(235,000)
Capital contributions					270,442	—	270,442
Net loss						(732,208)	(732,208)
Balance at December 31, 2020	9,701,269	$9,701	156,837	$157	$866,251	$(1,438,706)	$(562,597)

The accompanying notes are an integral part of these consolidated financial statements

HEALTHTECH SOLUTIONS INC. (Formerly HYB Holding Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2020	December 31, 2019
Cash flows from operating activities:
Net loss	$(732,208)	$(548,668)
Adjustments to Reconcile Net Loss to Net Cash
used in operating activities
Amortization expense	38,889	38,889
Interest expense capitalized to convertible debentures payable	6,508	—
Amortization of discount on convertible debentures	9,277	—
Fair value change in derivative liabilities	2,773	—
Changes in operating assets and liabilities:		—
Prepaid expenses	(10,000)	—
Due From related party	105,754	115,375
Accrued interest	3,792	—
Accounts payable	43,769	20,404
Net cash used in operating activities	(531,446)	(374,000)

Cash flows from investing activities:
Cash paid upon reverse merger	(235,000)	—
Net cash used in investing activities	(235,000)	—

Cash flows from financing activities:
Proceeds from convertible debentures	625,000
Capital contributions	270,442	374,000
Net cash provided by financing activities	895,442	374,000

Net increase in cash	128,996	—
Cash, beginning of year	—	—
Cash, end of year	$128,996	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

HEALTHTECH SOLUTIONS, INC.
Notes To Consolidated Financial Statements
Years Ended December 31, 2020 and 2019

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Healthtech Solutions, Inc. (the “Company”) was incorporated in Utah on October 18, 1985. The Company had no business operations from April 25, 2015, when it spun off its only direct subsidiary, which at that time owned all of the assets through which the Company was carrying on operations, until November 16, 2020 when the Company acquired all of the outstanding capital stock of Medi-Scan Inc.

Medi-Scan Inc. was organized as a limited liability company named "Medi-Scan LLC" formed in the State of Florida on September 25, 2018. On August 25, 2020, Medi-Scan LLC filed articles of conversion with the State of Florida that converted it from an LLC to a corporation. In connection with the conversion Medi-Scan Inc. issued 10,000 shares of common stock in exchange for the outstanding membership interest of Medi-Scan LLC.

In December 2018, Medi-Scan acquired a portfolio of intellectual property relating to medical imaging. Richard F. Parker assigned his intellectual property to Medi-Scan and joined Medi-Scan as its Chief Research Officer. Since December 2018, Medi-Scan has been engaged in developing practical applications for the medical imaging technology as well as related medical technology. Recently Medi-Scan applied for three patents based on the technology developed in the past two years.

Acquisition of Medi-Scan Inc.

On November 12, 2020, Healthtech Solutions, Inc. entered into an exchange agreement with Medi-Scan, Inc. ("Medi-Scan") and all of the shareholders of Medi-Scan, pursuant to which the shareholders of Medi-Scan agreed to transfer all of the issued and outstanding stock of Medi-Scan to Healthtech Solutions, Inc., and Healthtech Solutions, Inc. agreed to issue to the shareholders of Medi-Scan, Inc. 156,837 shares of its Series A Preferred Stock, representing 97% of the equity in Healthtech Solutions. The exchange of equity (the "Share Exchange") was completed on November 16, 2020.

As a result of the Share Exchange, the Medi-Scan shareholders become the majority shareholders and have control of Healthtech Solutions. The acquisition of Medi-Scan was accounted for as a reverse merger effected by a Share Exchange. Healthtech Solutions is considered the legal acquirer and Medi-Scan is considered the accounting acquirer. Accordingly, the historical financial statements presented in this report are those of Medi-Scan.

On November 12, 2020, when the Share Exchange Agreement was executed, the three members of the Healthtech Solutions Board of Directors were also the three managing members of Medi-Scan, entities under their control owned a majority of the outstanding capital stock of Medi-Scan, and an entity under the control of one of them owned a majority of the outstanding capital stock of Healthtech Solutions. Therefore, the Share Exchange was accounted for as a business combination of entities under common control in accordance with ASC 805-50-30-5. Accordingly, the assets and liabilities of Medi-Scan are presented at their carrying values at the date of the Share Exchange, and the Company’s historical stockholders’ equity has been retroactively restated to the first period presented.

HEALTHTECH SOLUTIONS, INC.
Notes To Consolidated Financial Statements
Years Ended December 31, 2020 and 2019

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Medi-Scan Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ from those estimates. One significant item subject to such estimates and assumptions is the valuation of the derivative liabilities. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. We believe we are not exposed to any significant credit risk on cash.

Software Development Costs

In accordance with ASC 985-20, the Company expenses software development costs, including costs to develop software products or the software component of products to be sold, leased, or marketed to external users, before technological feasibility is reached. Technological feasibility is typically reached shortly before the release of such products. Software development costs also include costs to develop software to be used solely to meet internal needs and cloud-based applications used to deliver our services. The Company capitalizes development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed, and the software will be used to perform the function intended. Capitalization ends, and amortization begins when the product is available for general release to customers.

HEALTHTECH SOLUTIONS, INC.
Notes To Consolidated Financial Statements
Years Ended December 31, 2020 and 2019

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

Research and development costs are expensed when incurred. Research and development costs include costs of research, engineering, and technical activities to develop a new product or service or make significant improvement to an existing product or manufacturing process. Research and development costs also include pre-approval regulatory and clinical trial expenses.

Impairment of Intangible Assets

The Company reviews intangible assets for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. The Company measures recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that the assets or the asset group are expected to generate. If the carrying value of the assets are not recoverable, the impairment recognized is measured as the amount by which the carrying value of the asset exceeds its fair value. Management has determined that no impairment exists as of December 31, 2020.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815, Derivatives and Hedging Activities.

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

The Company accounts for convertible instruments (when it has been determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of this note transaction and the effective conversion price embedded in this note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities.

HEALTHTECH SOLUTIONS, INC.
Notes To Consolidated Financial Statements
Years Ended December 31, 2020 and 2019

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Convertible Instruments (Continued)

See Note 8: Derivative Financial Instruments for disclosures regarding the derivative embedded in the Company's outstanding 7% Convertible Debentures.

Share-Based Compensation

The Company follows the provisions of FASB ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and recognized over its vesting period. No equity instruments were granted during the year ended December 31, 2020 and no compensation expense is required to be recognized under provisions of ASC 718 with respect to employees.

Fair Value of Financial Instruments

The Company follows ASC 825-10-50-10 with respect to disclosures about fair value of its financial instruments and ASC 820-10-35-37 to measure the fair value of its financial instruments. ASC 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

•	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
•	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
•	Level 3: Pricing inputs that are generally unobservable inputs and not corroborated by market data.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

Financial assets and liabilities of the Company primarily consists of cash, prepaid expenses, accounts payable and accrued liabilities, other payables and convertible debentures. As at December 31, 2020 and 2019, the carrying values of these financial instruments (other than convertible debentures) approximated their fair values due to the short-term nature of these instruments.

HEALTHTECH SOLUTIONS, INC.
Notes To Consolidated Financial Statements
Years Ended December 31, 2020 and 2019

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments (Continued)

See: Note 7, "Derivative Financial Instruments", for fair value disclosures regarding the convertible debentures issued by the Company and outstanding at December 31, 2020.

The derivative liability, which relates to the conversion feature of convertible debt, is classified as a Level 3 liability, and is the only financial liability measure at fair value on a recurring basis.

There were no transfers between level 1, level 2 or level 3 measurements during the years ended December 31, 2020 and 2019.

Earnings Per Share

The Company calculates earnings per share (“EPS”) as required by ASC 260, Earnings Per Share. Basic EPS is calculated by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period, excluding common stock equivalents. Diluted EPS is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period, plus the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For periods with a net loss, the dilutive common stock equivalents are excluded from the diluted EPS calculation. For purposes of this calculation, common stock subject to repurchase by the Company, options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

Income Taxes

The Company follows ASC Topic 740, Income Taxes, which requires the recognition of deferred income taxes for the differences between the basis of assets and liabilities for financial statements and income tax purposes. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax assets are also recognized for operating losses and for tax credit carryforwards. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740-10-30 requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under ASC 740-10-30, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Under ASC 740-10-40, previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company had no material uncertain tax positions as of December 31, 2020 or 2019.

HEALTHTECH SOLUTIONS, INC.
Notes To Consolidated Financial Statements
Years Ended December 31, 2020 and 2019

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities or the deferred tax asset valuation allowance.

Recently Adopted Accounting Standards

The Company has reviewed other recently issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not completed its efforts to establish a source of revenues sufficient to cover its operating costs over an extended period of time and has an accumulated deficit of $1,438,706 as of December 31, 2020. The Company has had no revenues since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to most other countries and infections have been reported globally. Because COVID-19 infections have been reported throughout the United States, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but it may have a material adverse impact on our business, financial condition and results of operations. Management expects that its business will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

HEALTHTECH SOLUTIONS, INC.
Notes To Consolidated Financial Statements
Years Ended December 31, 2020 and 2019

NOTE 3 – GOING CONCERN (Continued)

Management anticipates that the Company will be dependent, for the near future, on additional investment capital or debt to fund operating expenses until its planned operations begin to generate revenue. The Company is not expecting to recognize revenue until the second half of 2021 at the earliest. Management, therefore, is actively pursuing sources of investment capital. However, no commitment of capital has been obtained at this time.

NOTE 4 – INTANGIBLE ASSETS

The Company’s intangible assets consist of the intellectual property relating to medical imaging contributed to Medi-Scan in December 2018 as a capital contribution. The intangible assets are being amortized over three years. Amortization expense relating to the intangible assets aggregated $38,889 in each of the years ending December 31, 2020 and 2019.

NOTE 5 – RELATED PARTIES

During 2019 and the the first five months of 2020, Medi-Scan paid $10,000 per month to a law firm owned by Denis Kleinfeld, who was a managing member of Medi-Scan at that time and became a member of the Board of Directors of Healthtech Solutions in September 2020. The payment included $1,447 as compensation for use of the law firm's offices as the executive offices of Medi-Scan, the remainder was compensation for the administrative and other services of employees of the law firm, and for legal services by Mr. Kleinfeld.

For legal services rendered as counsel to Healthtech Solutions during 2019 and 2020, Healthtech Solutions paid Robert Brantl $51,228. Mr. Brantl was the sole officer and director of Healthtech Solutions until September 4, 2020, and has served as Secretary of Healthtech Solutions since September 4, 2020.

The initial capital contributions to Medi-Scan were held in an account in the name of a company owned by one of the managing members of Medi-Scan. The expenses of Medi-Scan were paid from this account. This practice was terminated during the first half of 2020. As of December 31, 2019 and 2020, the amount remaining in the account was $105,754 and $0, respectively. These amounts have been presented as due from related party on the accompanying balance sheets.

In May 2020 David Rubin, through his personal holding company, Storm Funding LLC, agreed to contribute $250,000 to Medi-Scan in exchange for a 25% equity interest in Medi-Scan. During the remainder of 2020, Mr. Rubin satisfied $245,442 of the obligation: he contributed $142,761 by paying obligations incurred by Medi-Scan in that amount, and Mr. Rubin satisfied a total of $102,681 of the obligation by contributing to Medi-Scan the services of administrative employees employed by eProdigy Financial LLC, a company owned by Mr. Rubin. The hourly market value of services performed by eProdigy employees for the benefit of Medi-Scan was credited to Mr. Rubin's capital account.

NOTE 6 – SHAREHOLDERS EQUITY

Authorized Capital Stock

The following table sets forth information, as of the filing date of this Report, regarding the classes of capital stock that are authorized by the Articles of Incorporation of Healthtech Solutions, Inc.

Class	Shares Authorized	Shares Outstanding
Common Stock, $.001 par value	200,000,000	9,701,269
Series A Preferred Stock, $.001 par value	156,937	156,837
Undesignated Preferred Stock, $.001 par value	1,843,163	0

Series A Preferred Stock. Each share of Series A Preferred Stock is convertible by the holder into two thousand (2,000) shares of Common Stock. Each share of Series A Preferred Stock entitles a stockholder to voting rights equivalent to those of 2,000 shares of Common Stock on all matters upon which stockholders are permitted to vote. In the event of our liquidation, dissolution or winding up, holders of our Series A Preferred Stock are entitled to receive, ratably, a preferential payment of $.01 per share, then to share pro rate in the net assets available to stockholders after payment of all creditors on an as-converted basis.

Undesignated Preferred Stock. The Board of Directors has authority, without shareholder approval and by resolution of the Board of Directors, to amend the Corporation's Articles of Incorporation to divide the class of undesignated Preferred Stock into series, to designate each such series by a distinguishing letter, number or title so as to distinguish the shares thereof from the shares of all other series and classes, and to fix and determine the following relative rights and preferences of the shares of each series so established.

Capital Contributions

Medi-Scan's founders contributed $25,000 during the year ended December 31, 2020, $374,000 during the year ending December 31, 2019 and $350,000 during the period ending December 31, 2018.

In December 2018, the Richard F. Parker and Charlotte Parker Revocable Living Trust acquired a 25% membership interest in Medi-Scan in consideration of Richard F. Parker's contribution of intellectual property to Medi-Scan. The contribution was valued at $116,667, which was based on the capital contributions by the founding members of the Company.

On May 21, 2020, Medi-Scan entered into agreement with Storm Funding LLC, a company owned by David Rubin. Storm Funding LLC committed to invest $250,000 in exchange for a 25% membership interest in Medi-Scan. At the same time, David Rubin joined Medi-Scan as Executive Chairman. As of December 31, 2020, $245,442 of the commitment had been invested into Medi-Scan.

HEALTHTECH SOLUTIONS, INC.
Notes To Consolidated Financial Statements
Years Ended December 31, 2020 and 2019

NOTE 7 – EXCHANGEABLE NOTES AND CONVERTIBLE DEBENTURES

In August and September of 2020, Medi-Scan issued four 7% Exchangeable Promissory Notes in the aggregate principal amount of $375,000. Principal and interest were payable on the Notes on January 31, 2021. The Notes provided that, in the event that Medi-Scan was acquired by a corporation whose common stock was registered with the SEC, the Notes would be automatically exchanged for 7% convertible debentures issued by that acquirer.

In November of 2020, by reason of the Share Exchange, the four 7% Exchangeable Promissory Notes were automatically exchanged for 7% Convertible Debentures issued by Healthtech Solutions in a principal amount of $381,505, which was equal to the principal of and accrued interest on the Notes. Then, during December of 2020, Healthtech Solutions issued four additional 7% Convertible Debentures in the aggregate principal amount of $250,000 in exchange for payment of cash in that amount.

The 7% Convertible Debentures are convertible into common stock, at the holders’ option, at a 30% discount to the market price of the Company’s common stock. The Company has determined that the conversion feature represents a derivative financial instrument embedded in the Debentures. The accounting treatment of derivative financial instruments requires that the Company record the fair value of that derivative financial instrument as a discount to the value of the Debentures as of the inception date of each Debenture. Accordingly, the Company recorded an aggregate initial discount of $335,101 for the fair value of the derivative liability at inception of each convertible debenture. During the year ended December 31, 2020, the Company amortized $9,277 as interest expense. At December 31, 2020 the notes are presented on the balance sheet net of unamortized discount of $325,824.

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company determined the conversion feature of the 7% Convertible Debentures, which all contain variable conversion rates, represented an embedded derivative since the Debentures were convertible into a variable number of shares upon conversion. Accordingly, the Debentures are not considered to be conventional debt under ASC 815 and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability.

The fair value of the derivatives embedded in the 7% Convertible Debentures was determined using Monte Carlo simulation method based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 167%, (3) weighted average risk-free interest rate of 9.0%, (4) expected life until January 31, 2024, and (5) the quoted market price of the Company’s common stock at each valuation date.

At December 31, 2020, the Company marked to market the fair value of the eight derivatives and determined a fair value of $337,874. The Company recorded a loss resulting from change in fair value of debt derivatives by $2,773 for the year ended December 31, 2020.

A summary of changes in Convertible Debentures for the period ended December 31, 2020 was as follows:

HEALTHTECH SOLUTIONS, INC.
Notes To Consolidated Financial Statements
Years Ended December 31, 2020 and 2019

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Balance at January 1, 2020	--
Issued during the year	$335,101
Change in fair value recognized in operations	$2,773
Balance at December 31, 2020	$305,684

At December 31, 2019, the Company had no derivative financial instruments outstanding.

NOTE 9 – INCOME TAX

As discussed in Note 1, in prior years and through August 25, 2020, the Company was a limited liability company which was treated as a partnership for income tax purposes, and the tax benefit of losses realized by the Company was passed on to its members.

The provision (benefit) for income taxes consisted of the following for the period from conversion to December 31, 2020:

2020

Current	$0
Deferred	(111,000)
Change in valuation allowance	111,000

Income tax provision (benefit)	$0

The following table reconciles the effective income tax rates with the statutory rates for the period from the conversion date to December 31, 2020:

U.S. federal statutory rate	21.0%
State tax, net of federal benefit	5.0%
Change in valuation allowance	26.0%

Effective income tax rate	—%

Deferred tax assets are comprised of the following:

December 31, 2020
Net operating loss carryforwards	$111,000
Valuation allowance	(111,000)

Net deferred tax assets	$0

HEALTHTECH SOLUTIONS, INC.
Notes To Consolidated Financial Statements
Years Ended December 31, 2020 and 2019

NOTE 9 – INCOME TAX (Continued)

At December 31, 2020, the Company had approximately $427,000 of federal net operating losses that may be available to offset future taxable income. The Federal net operating loss carryover, if not utilized, will expire beginning in 2027. Through 2036, the amount and utilization of any future net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code. Based upon an analysis of the Company’s stock ownership activity through December 31, 2020, a change of ownership was deemed to have occurred in the 2020 fiscal year. This change of ownership created an annual limitation of substantially all of the Company’s net operating losses which are available through 2036.

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the Company’s losses since inception, management believes that it is more likely than not that future benefit of the deferred tax asset will not be realized principally due to the continuing losses from operations and the change of ownership limitations and has therefore established a full valuation allowance. The valuation allowance was increased by $111,000 during the year ended December 31, 2020.

The tax years ended December 31, 2020 and June 30, 2020, 2019 and 2018 remain open to examination by the taxing authorities.

NOTE 10 – CONTINGENCIES

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

The Company was not subject to any material loss contingencies as of December 31, 2020 or 2019 and through the date of this report.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company’s management has performed subsequent events procedures through the date these financial statements were issued. No subsequent events required adjustment to or disclosure in the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of December 31, 2020, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures have the following material weaknesses:

  The Company has only one employee responsible for accounting functions, which prevents us from segregating duties within our internal control system.
  The Company outsources most of its bookkeeping, accounting and financial reporting functions to employees of a company owned by our CEO. This arrangement prevents our CFO from directly supervising the Company's internal accounting functions.
  We have not developed sufficient documentation concerning our existing financial processes, risk assessment and internal controls.

Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of December 31, 2020 for the purposes described in this paragraph.

Changes in Internal Controls. There was no change in internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during Healthtech Solutions, Inc.'s fourth fiscal quarter that has materially affected or is reasonably likely to materially affect Healthtech Solutions, Inc.'s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of December 31, 2020 using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework (1992) as a basis for our assessment.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified three material weaknesses in our internal control over financial reporting. These material weaknesses consisted of:

  There is only one employee responsible for accounting functions, which prevents us from segregating duties within our internal control system.
  The Company outsources most of its bookkeeping, accounting and financial reporting functions to employees of a company owned by our CEO. This arrangement prevents our CFO from directly supervising the Company's internal accounting functions.
  We have not developed sufficient documentation concerning our existing financial processes, risk assessment and internal controls.

Management does not believe that the current level of the Company’s operations warrants a remediation of the weaknesses identified in this assessment. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2020.

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

Item 9B Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The names of our current officers, directors and key employees, as well as certain information about them, are set forth below:

Name	Age	Position with Corporation	Director Since
David Rubin	44	Chairman of the Board, Chief Executive Officer	2020
Manuel Iglesias	66	Director, President (Chief Operating Officer)	2020
Denis Kleinfeld	74	Director	2020
Robert Brantl	67	Secretary	--
Richard F. Parker	78	Chief Research Officer - Medi-Scan	--

Directors hold office until the annual meeting of the Corporation’s stockholders and the election and qualification of their successors. Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

Information concerning the directors, officers and key employees of the Corporation follows:

David Rubin. In May 2020, Mr. Rubin was appointed to serve as Chairman and CEO of Medi-Scan, Inc., which became the operating subsidiary of Healthtech Solutions in September 2020. Mr. Rubin was chosen by the investors in Medi-Scan to lead its development because of his successful career in building a multi-faceted financial services business.

In his early 20's, Mr. Rubin began his professional career in the securities brokerage industry. The companies he worked with became the subject of SEC investigations, and in 2002 and 2004 Mr. Rubin consented to the entry of injunctions barring him from future violation of federal securities laws. Mr. Rubin also consented to SEC administrative orders barring him from association with a broker-dealer. Mr Rubin thereupon educated himself regarding the financial services industry, and in 2010 organized a company now known as eProdigy Financial, LLC. During the ten years in which Mr. Rubin has owned and managed eProdigy, its subsidiary, Capital Stack, LLC, has made over one billion dollars in loans to business enterprises. Another subsidiary of eProdigy, ACH Capital, LLC, has developed a leading platform for processing commercial loans, which serves both the loan portfolio of Capital Stack, LLC as well as numerous other lenders. A third division of eProdigy, ACHBanking.com, provides ACH remittance services for a large number of financial institutions, and has served as fiduciary processor on millions of ACH transactions. The Board of Directors of Healthtech Solutions believes that Mr. Rubin's success in building eProdigy from inception into a multi-faceted service provider gives him experience that can be applied directly to the challenge of developing a portfolio of high-tech medical devices within Healthtech Solutions.

Manuel Iglesias. Mr. Iglesias participated in the organization of Medi-Scan in 2018, and has served as its Chief Operating Officer since that time. Mr. Iglesias has practiced law since 1980, most recently (since 2009) as sole member of Manuel E. Iglesias P.A. Mr. Iglesias' practice focuses on business law, mergers and acquisitions, securities and health care. From 2007 until May 2018 Mr. Iglesias served as President, CEO and a member of the Board of Directors of Hygea Holdings Corp., which provided primary care medical services. From 2012 until 2016, Hygea Holdings Corp. filed reports with the Securities and Exchange Commission pursuant to Section 15(d) of the Securities Exchange Act. In March of 2020, twenty-two months after Mr. Iglesias resigned from its management, Hygea Holdings Corp. petitioned for relief under Chapter 11 of the U.S. Bankruptcy Code. From 2017 to 2019 Mr. Iglesias also served on the Board of Directors of Organicell Regenerative Medicine Inc., which files reports pursuant to Section 12(g) of the Securities Exchange Act. Mr. Iglesias served as the National Chairman of the Republican National Lawyers Association from December 2018 to December 2020. Mr. Iglesias was awarded an MBA degree by the University of Chicago in 1981 and a J.D. degree by the University of Chicago in 1979. Mr. Iglesias also received a Bachelor Degree in Foreign Service from the Georgetown University School of Foreign Service in 1976.

Denis Kleinfeld. Mr. Kleinfeld participated in the organization of Medi-Scan in 2018, and has served as its general counsel since that time. Mr. Kleinfeld has practiced law since 1970, most recently (since 2016) as the sole member of Kleinfeld Legal Advisors. Mr. Kleinfeld's practice focuses on matters of international tax and estate planning law. Since 1990 Mr. Kleinfeld has co-authored several treatises, published over 120 articles on matters of estate and tax planning, and been a frequent speaker at professional seminars. Mr. Kleinfeld was awarded a J.D. degree by the Loyola University of Chicago School of Law in 1970.

Robert Brantl. Mr. Brantl served as the sole officer and director of Healthtech Solutions from July 2017 until September 4, 2020. Since 1980, Mr. Brantl has been employed as an attorney, licensed to practice law in the State of New York. He has been a sole practitioner, specializing in matters of securities regulation and corporate finance, since 1998. Mr. Brantl was awarded a J.D. degree by the Harvard Law School in 1979.

Richard F. Parker. Mr. Parker has served as Chief Research Officer for Medi-Scan since 2018. Prior to joining Medi-Scan, Mr. Parker had been employed as an engineer and business executive for 37 years, most recently as President and then Chief Technology Officer of CytoWave LLC. During the past twenty years Mr. Parker has participated in the research and development of equipment based on electro-magnetic wave forms providing therapies for treating bone and tissue injuries. He has published numerous papers on that topic. Mr. Parker was awarded a M.S.E.E. degree by the Georgia Institute of Technology in 1971.

Audit Committee

The Board of Directors has not appointed an Audit Committee. The functions that would be performed by an Audit Committee are performed by the Board of Directors. The Board of Directors has determined that Manuel E. Iglesias possesses the qualifications to serve as an “audit committee financial expert” by reason of his prior experience in management of public companies.

Code of Ethics

The Company has not adopted a formal code of ethics applicable to its executive officers because there are only three executive officers. As the size of management expands, the Board of Directors intends to adopt a code of ethics for the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

The following officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports identified below that were required by Section 16(a) of the Exchange Act during the year ended December 31, 2020:

•	David Rubin - filed Form 3 late; failed to file Form 4.
•	Manuel Iglesias - failed to file Form 3.
•	Denis Kleinfeld - failed to file Form 3.

Item 11. Executive Compensation

Healthtech Solutions (including Medi-Scan, Inc. on a pro forma basis for periods prior to the acquisition of Medi-Scan by Healthtech Solutions) paid compensation for services as an officer or director to only two persons during 2020. The table below sets forth the annual compensation paid or accrued by the Company for payment to those two persons during the Company's last two fiscal years. No compensation was paid in 2018.

	Fiscal Year	Salary		Bonus	Stock Awards	Option Awards	Other Compensation	Total
Manuel Iglesias	2020	$80,000	(1)	—	—	—	—	$80,000
Richard F. Parker	2020	$72,000		—	—	—	—	$72,000
	2019	$72,000		—	—	—	—	$72,000

_____________________________

(1) Represents payments of $10,000 per month commencing in May 2020 made to the law firm of Manuel E. Iglesias, P.A. as compensation for Mr. Iglesias' services as COO.

Employment Agreements

Richard Parker. Medi-Scan executed a Chief Research Officer Agreement dated December 18, 2018 with 6 Sigma, LLC, whose manager is Richard Parker. The Agreement provides that Mr. Parker will be designated Chief Research Officer of Medi-Scan, responsible for supervising the fulfillment of Medi-Scan's research and development programs. In particular, subject to approval of Medi-Scan's Chief Operating Officer, Mr. Parker is authorized to supervise Medi-Scan's research and development personnel, and to pursue such research projects as are determined by the COO. The Agreement provides for base compensation of $72,000 per year, and provided Mr. Parker a dilutable 25% interest in Medi-Scan. The Agreement may be terminated by Medi-Scan for cause and by Mr. Parker at will.

All of our other officers serve on an at-will basis.

Compensation of Directors

Healthtech Solutions, Inc. did not pay or accrue any obligation to the members of its Board of Directors for services during any of the past three fiscal years.

Equity Grants

Healthtech Solutions, Inc. has not adopted any equity grant program. The Company’s executive officers hold no stock options or unvested stock awards, and held none at any time during the years ended December 31, 2020, 2019 or 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us with respect to the beneficial ownership of each class of our voting stock as of the date of this registration statement by the following:

•	each shareholder known by us to own beneficially more than 5% of our common stock,
•	David Rubin, our Chief Executive Officer,
•	each of our directors, and
•	all directors and executive officers as a group.

There are 9,701,269 shares of our common stock issued and outstanding and 156,937 shares of our Series A Preferred Stock issued and outstanding on the date of this Report. Each share of Series A Preferred Stock is convertible by its holder into 2,000 shares of common stock and carries voting rights equal to those carried by 2,000 shares of common stock. Healthtech Solutions, Inc. does not have any other class of stock outstanding. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

	Common Stock		Series A Preferred
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class	Total Voting Power
David Rubin(2)	1,422,397	14.7%	34,504	22.0%	21.8%
Manuel Iglesias(3)	129,309	1.3%	3,137	2.0%	2.0%
Denis Kleinfeld(4)	646,544	6.7%	15,684	10.0%	9.9%
All officers and directors as a group (4 persons)	2,198,250	22.7%	53,325	34.0%	33.7%
Richard F. Parker & Charlotte B. Parker Revocable Living Trust(5)	1,212,270	12.5%	29,407	18.8%	18.6%
The Jaclene Kleinfeld Trust (6)	518,528	5.3%	12,578	8.0%	7.9%
Exeter Life LLC(7)	711,199	7.3%	17,252	11.0%	10.9%

_________________________________________

(1)	Ownership is of record and beneficial unless otherwise noted.

(2)	Shares attributed to Mr. Rubin are owned by either Storm Funding, LLC, of which Mr. Rubin is manager and sole owner, eProdigy Financial LLC, of which Mr. Rubin is CEO and sole owner, David and Anna Rubin Family Trust, of which Mr. Rubin's spouse is a beneficiary, or Exeter Life LLC, of which Mr. Rubin's spouse and minor children are the beneficiaries.
(3)	Shares attributed to Mr. M.E. Iglesias are owned by Manuel E. Iglesias Trust, of which Mr. Iglesias is beneficiary.
(4)	Shares attributed to Mr. Kleinfeld are owned by either DYBIM LLC, of which Mr. Kleinfeld is Manager, or DAK 2017 Trust Declaration, the trustee of which is Apple Tree Lane, LLC, of which Mr. Kleinfeld is sole Manager.
(5)	Richard F. Parker has voting and dispositional control over shares owned by the Trust.
(6)	Jaclene Kleinfeld is trustee of The Jaclene Kleinfeld Trust.
(7)	Steven Horowitz has voting control over shares owned by Exeter Life LLC.

Item 13.   Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

In November 2020 the Board of Directors of Healthtech Solutions approved a share exchange transaction with the shareholders of Medi-Scan, Inc., in which Series A Preferred Stock representing 97% of the equity in Healthtech Solutions was exchanged for 100% of the equity in Medi-Scan, Inc. At the time of the transaction, entities controlled by the three members of the Board of Directors of Healthtech Solutions or by members of their immediate families owned a majority of the outstanding capital stock of Medi-Scan, Inc.

During the first five months of 2020, Medi-Scan paid $10,000 per month to a law firm owned by Denis Kleinfeld, who became a member of the Board of Directors of Healthtech Solutions in September 2020. The payment was compensation for use of the law firm's offices as the executive offices of Medi-Scan, for the administrative and other services of employees of the law firm, and for legal services by Mr. Kleinfeld.

For legal services rendered as counsel to Healthtech Solutions during 2020, Healthtech Solutions paid Robert Brantl $51,228. Mr. Brantl was the sole officer and director of Healthtech Solutions until September 4, 2020, and has served as Secretary of Healthtech Solutions since September 4, 2020.

In May 2020 David Rubin, through his personal holding company, Storm Funding LLC, agreed to contribute $250,000 to Medi-Scan in exchange for a 25% equity interest in Medi-Scan. During the remainder of 2020, Mr. Rubin satisfied $245,442 of the obligation: he contributed $142,761 by paying obligations incurred by Medi-Scan in that amount, and Mr. Rubin satisfied a total of $102,681 of the obligation by contributing to Medi-Scan the services of administrative employees employed by eProdigy Financial LLC, a company owned by Mr. Rubin. The hourly market value of services performed by eProdigy employees for the benefit of Medi-Scan was credited to Mr. Rubin's capital account.

Except as described above, there have been no transactions since January 1, 2020, or any currently proposed transaction, in which Healthtech Solutions or Medi-Scan, Inc. was or is to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of the total assets of Healthtech Solutions at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

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

Audit Fees

Prager Metis CPAs, LLC billed $18,500 in connection with the audit of the Company's financial statements for the year ended December 31, 2020, billed $4,500 in connection with the audit of the Company’s financial statements for the year ended June 30, 2020, and billed $15,000 in connection with the audit of the financial statements of Medi-Scan, Inc. for the year ended December 31, 2019. De Leon  & Company, P.A. billed $10,000 in connection with the audit and reviews of the Company’s financial statements for the years ended June 30, 2019 and 2018.

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

It is the policy of the Company that all services, other than audit, review or attest services, must be pre-approved by the Board of Directors.

Item 15.   Exhibits and Financial Statement Schedules

Exhibits

3-a	Restated Articles of Incorporation filed on July 12, 2004(1)
3-a(1)	Articles of Amendment to Articles of Incorporation filed on September 27, 2006(1)
3-a(2)	Articles of Amendment to Articles of Incorporation filed on June 28, 2019(1)
3-a(3)	Articles of Amendment to Articles of Incorporation filed on November 6, 2020
3-a(4)	Articles of Amendment to Articles of Incorporation filed on November 16, 2020(2)
3-a(5)	Articles of Amendment to Articles of Incorporation filed on February 16, 2021(3)
3-b	Bylaws - as amended on June 25, 2019(1)
10-a	Form of 7% Convertible Debentures(2)
10-b	Technology Assignment Agreement dated December 18, 2018 among Richard Parker, 6 Sigma LLC and Medi-Scan, LLC(2)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Rule 13a-14(b) Certification of Principal Executive Officer
32.2	Rule 13a-14(b) Certification of Principal Financial Officer
101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation
______________________________________

(1) Filed as an exhibit to the Registration Statement on Form 10 filed on March 19, 2020.

(2) Filed as an exhibit to the Current Report on Form 8-K filed on November 16, 2020.

(3) Filed as an exhibit to the Current Report on Form 8-K filed on February 22, 2021.

Item 16.	Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Healthtech Solutions, Inc.

By: /s/ David Rubin
David Rubin, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on March 2, 2021 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David Rubin

David Rubin, Director

Chief Executive Officer (Principal Executive Officer)

/s/ Manuel E. Iglesias

Manuel E. Iglesias, Director

President (Principal Financial and Accounting Officer)

/s/ Denis Kleinfeld

Denis Kleinfeld, Director

