Form 10-Q
period 2021-03-31
Healthtech Solutions, Inc./UT
filed 2021-05-24
CIK 1307624

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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
Issuer’s Telephone Number: 844-926-3399
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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

May 21, 2021

Common Voting Stock: 29,032,344

HEALTHTECH SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2021

HEALTHTECH SOLUTIONS INC.
(Formerly HYB Holding Corporation)
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash	$6,294	$128,996
Prepaid expenses	—	10,000
Total Current Assets	6,294	138,996

Intangible assets net of accumulated amortization	16,203	25,926

Total Assets	$22,497	$164,922

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accrued interest	$15,088	$3,792
Accounts payable	96,559	80,169
Loan From Related Party	49,119	—
Total Current Liabilities	160,766	83,961

Long Term Liabilities:
Convertible debentures payable, net of discount of $323,909 and $325,824 respectively	357,599	305,684
Derivative liabilities	356,047	337,874
	713,646	643,558

Total Liabilities	874,413	727,519

Stockholders' Equity (Deficit):
Series A preferred stock, $.001 par value, 2,000,000
authorized, 156,837 issued and outstanding	157	157
Common stock, $0.001 par value, 200,000,000 shares
authorized, 9,701,269 issued and outstanding	9,701	9,701
Additional paid in capital	870,809	866,251
Accumulated deficit	(1,732,582)	(1,438,706)
Total Stockholders' Equity (Deficit)	(851,915)	(562,597)

Total Liabilities and Stockholders' Equity (Deficit)	$22,497	$164,922

The accompanying notes are an integral part of these consolidated financial statements

HEALTHTECH SOLUTIONS INC.
(Formerly HYB Holding Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	March 31, 2021	March 31, 2020

Revenue	$—	$—

Operating Expenses:
General and administrative	119,822	13,142
General and administrative-related party	30,000	28,393
Research and development	84,948	5,800
Research and development – related party	18,000	18,500
Amortization	9,722	9,722
Total Operating Expenses	262,493	75,557

Loss from Operations	(262,493)	(75,557)

Other Expenses (Income):
Interest Expense	38,600	—
Change in fair value of derivative liabilities	(7,215)	—
	31,385	—

Loss before provision for income tax	(293,877)	(75,557)

Provision for income tax	—	—

Net loss	$(293,877)	$(75,557)

Loss per common share
Basic and diluted	$(0.03)	$—

Weighted Average Common Shares Outstanding
Basic and diluted	9,701,269	—

The accompanying notes are an integral part of these consolidated financial statements

HEALTHTECH SOLUTIONS INC.
(Formerly HYB Holding Corporation)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIENCY) EQUITY
(Unaudited)

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total
Balance at December 31, 2019	—	$—	156,837	$157	$840,510	$(706,498)	$134,169
Capital contributions					28,500	—	28,500
Net loss						(75,557)	(75,557)
Balance at March 31, 2020	—	—	156,837	157	869,010	(782,055)	87,112

Balance at December 31, 2020	9,701,269	9,701	156,837	157	866,251	(1,438,706)	(562,597)
Capital contributions					4,558	—	4,558
Net loss						(293,877)	(293,877)
Balance at March 31, 2021	9,701,269	$9,701	156,837	$157	$870,809	$(1,732,582)	$(851,915)

The accompanying notes are an integral part of these consolidated financial statements

HEALTHTECH SOLUTIONS INC.
(Formerly HYB Holding Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net loss	$(293,877)	$(75,557)
Adjustments to Reconcile Net Loss to Net Cash
used in operating activities
Amortization expense	9,722	9,722
Amortization of discount on convertible debentures	27,303	—
Fair value change in derivative liabilities	(7,215)	—
Changes in operating assets and liabilities:
Prepaid expenses	10,000	—
Accrued interest	11,297	—
Accrued liabilities	(80,169)	(15,123)
Accounts payable	96,559	—
Net cash used in operating activities	(226,380)	(80,958)

Cash flows from financing activities:
Loan From related party	49,119	—
Proceeds from convertible debentures	50,000	—
Capital contributions	4,558	28,500
Net cash provided by financing activities	103,677	28,500

Net decrease in cash	(122,702)	(52,458)
Cash, beginning of period	128,996	105,754
Cash, end of the period	$6,294	$53,297

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

Three Month Periods Ended March 31, 2021 And 2020

(Unaudited)

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

Medi-Scan Inc. was organized as a limited liability company named "Medi-Scan LLC" formed in the State of Florida on September 25, 2018. On August 25, 2020, Medi-Scan LLC filed articles of conversion with the State of Florida that converted it from an LLC to a C corporation. In connection with the conversion In December 2018, Medi-Scan acquired a portfolio of intellectual property relating to medical imaging. Since December 2018, Medi-Scan has been engaged in developing practical applications for the medical imaging technology as well as related medical technology. Recently Medi-Scan applied for three patents based on the technology developed in the past two years.

The Company is pursuing a business plan in which the Company will acquire and/or invest in cutting edge healthcare technology in the medical device biopharma and pharmaceutical fields. The goal will be to nurture these early stage ventures with financial support and administrative and technological assistance until their respective medical solutions are ready to enter the market. .

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

On November 12, 2020, when the Share Exchange Agreement was executed, the three members of the Healthtech Solutions Board of Directors were also the three managing members of Medi-Scan, entities under their control owned a majority of the outstanding capital stock of Medi-Scan, and an entity under the control of one of them owned a majority of the outstanding capital stock

HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

Three Month Periods Ended March 31, 2021 And 2020

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS (Continued)

Acquisition of Medi-Scan Inc. (Continued)

of Healthtech Solutions. Therefore, the Share Exchange was accounted for as a business combination of entities under common control in accordance with ASC 805-50-30-5. Accordingly, the assets and liabilities of Medi-Scan are presented at their carrying values at the date of the Share Exchange, and the Company’s historical stockholders’ equity has been retroactively restated to the first period presented.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2021, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2021, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2021.

The accompanying consolidated financial statements reflect the accounts of Healthtech Solutions, Inc. and its wholly owned subsidiary, Medi-Scan, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ from those estimates. One significant item subject to such estimates and assumptions is the valuation of the derivative liabilities. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

Three Month Periods Ended March 31, 2021 And 2020

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Impairment of Intangible Assets

The Company reviews intangible assets for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. The Company measures recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that the assets or the asset group are expected to generate. If the carrying value of the assets are not recoverable, the impairment recognized is measured as the amount by which the carrying value of the asset exceeds its fair value. Management has determined that no impairment exists as of March 31, 2021.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815, Derivatives and Hedging Activities.

HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

Three Month Periods Ended March 31, 2021 And 2020

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Convertible Instruments (Continued)

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

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

See Note 8, “Derivative Financial Instruments” for disclosures regarding the derivative embedded in the Company's outstanding 7% Convertible Debentures.

Share-Based Compensation

The Company follows the provisions of FASB ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and recognized over its vesting period. No equity instruments were granted during the three months ending March 31, 2021 and no compensation expense is required to be recognized under provisions of ASC 718 with respect to employees.

HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

Three Month Periods Ended March 31, 2021 And 2020

(Unaudited)

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

Financial assets and liabilities of the Company primarily consists of cash, prepaid expenses, accounts payable and accrued liabilities, other payables and convertible debentures. As of March 31, 2021, the carrying values of these financial instruments (other than convertible debentures) approximated their fair values due to the short-term nature of these instruments.

See: Note 8, "Derivative Financial Instruments", for fair value disclosures regarding the convertible debentures issued by the Company and outstanding as of March 31, 2021.

The derivative liability, which relates to the conversion feature of convertible debt, is classified as a Level 3 liability, and is the only financial liability measure at fair value on a recurring basis.

There were no transfers between level 1, level 2 or level 3 measurements during the quarter ending March 31, 2021.

HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

Three Month Periods Ended March 31, 2021 And 2020

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

ASC 740-10-30 requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under ASC 740-10-30, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Under ASC 740-10-40, previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company had no material uncertain tax positions as of March 31, 2021 or December 31, 2020.

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

HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

Three Month Periods Ended March 31, 2021 And 2020

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Adopted Accounting Standards

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any recently issued pronouncements to have an impact on its results of operations or financial position.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has produced no revenue since inception, and has an accumulated deficit of $1,732,582 as of March 31, 2021. The Company has had no revenues since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to most other countries and infections have been reported globally. Because COVID-19 infections have been reported throughout the United States, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but may have a material adverse impact on our business, financial condition and results of operations. Management expects that its business will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital or debt to fund operating expenses until its planned operations begin to generate revenue. The Company is not expecting to recognize revenue until the second half of 2021 at the earliest. Management, therefore, is actively pursuing sources of investment capital.

HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

Three Month Periods Ended March 31, 2021 And 2020

(Unaudited)

NOTE 4 – INTANGIBLE ASSETS

The Company’s intangible assets consist of the intellectual property relating to medical imaging contributed to Medi-Scan in December 2018 as a capital contribution. The intangible assets are being amortized over three years. Amortization expense relating to the intangible assets aggregated $9,722 in each of the three months ending March 31, 2021 and 2020.

NOTE 5 – RELATED PARTIES

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

For legal services rendered as counsel to Healthtech Solutions during the period January 1, 2021 to March 31, 2021, Healthtech Solutions paid Robert Brantl $25,130. Mr. Brantl was the sole officer and director of Healthtech Solutions until September 4, 2020, and has served as Secretary of Healthtech Solutions since September 4, 2020.

In May 2020 David Rubin, through his personal holding company, Storm Funding LLC, agreed to contribute $250,000 to Medi-Scan in exchange for a 25% equity interest in Medi-Scan. During the remainder of 2020, Mr. Rubin satisfied $245,442 of the obligation: he contributed $142,761 by paying obligations incurred by Medi-Scan in that amount, and Mr. Rubin satisfied a total of $102,681 of the obligation by contributing to Medi-Scan the services of administrative personnel employed by eProdigy Financial LLC, a company owned by Mr. Rubin. During the period from

January 1, 2021 to March 31, 2021 Mr Rubin satisfied the remainder of his contribution of $4,558. During that quarter, Mr Rubin also loaned $30,000 to the Company and contributed services of eProdigy Financial LLC valued at $38,542.40.

NOTE 6 – SHAREHOLDERS EQUITY

Authorized Capital Stock

The following table sets forth information, as of March 3, 2021, regarding the classes of capital stock that are authorized by the Articles of Incorporation of Healthtech Solutions, Inc.

HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

Three Month Periods Ended March 31, 2021 And 2020

(Unaudited)

NOTE 6 – SHAREHOLDERS EQUITY (Continued)

Authorized Capital Stock

Class	Shares Authorized	Shares Outstanding
Common Stock, $.001 par value	200,000,000	9,701,269
Series A Preferred Stock, $.001 par value	156,937	156,837
Series B Preferred Stock, $.001 par value	1,500,000	0
Series C Preferred Stock,$.001 par value	30,000	0
Undesignated Preferred Stock, $.001 par value	313,163	0

Series A Preferred Stock. Each share of Series A Preferred Stock is convertible by the holder into two thousand (2,000) shares of Common Stock. Each share of Series A Preferred Stock entitles a stockholder to voting rights equivalent to those of 2,000 shares of Common Stock on all matters upon which stockholders are permitted to vote. In the event of our liquidation, dissolution or winding up, after payment of all creditors, holders of our Series A Preferred Stock are entitled to receive, ratably, a preferential payment of $.01 per share, then to share pro rate in the net assets available to stockholders on an as-converted basis.

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

Capital Contributions

Medi-Scan's founders contributed $4,558 during the three months ended March 31, 2021, and $28,500 during the three months ended March 31, 2020.

On May 21, 2020, Medi-Scan entered into agreement with Storm Funding LLC, a company owned by David Rubin. Storm Funding LLC committed to invest $250,000 in exchange for a 25% membership interest in Medi-Scan. At the same time, David Rubin joined Medi-Scan as Executive Chairman. As of March 31, 2021, the financing commitment had been fully satisfied.

HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

Three Month Periods Ended March 31, 2021 And 2020

(Unaudited)

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

On February 4, 2021 an additional debenture was issued in the amount $50,000.

The 7% Convertible Debentures are convertible into common stock, at the holders’ option, at a 30% discount to the market price of the Company’s common stock. The Company has determined that the conversion feature represents a derivative financial instrument embedded in the Debentures. The accounting treatment of derivative financial instruments requires that the Company record the fair value of that derivative financial instrument as a discount to the value of the Debentures as of the inception date of each Debenture. Accordingly, the Company recorded an aggregate initial discount of $349,202 for the fair value of the derivative liability at inception of each convertible debenture. During the three months ending March 31, 2021, the Company amortized $27,303 as interest expense. At March 31, 2021 the notes are presented on the balance sheet net of unamortized discount of $321,900. The Company recorded an aggregate initial discount of $335,101 for the fair value of the derivative liability at inception of each convertible debenture. During the year ended December 31, 2020, the Company amortized $9,277 as interest expense. At December 31, 2020 the notes are presented on the balance sheet net of unamortized discount of $325,824.

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company determined the conversion feature of the 7% Convertible Debentures represented an embedded derivative since the Debentures were convertible into a variable number of shares upon conversion. Accordingly, the Debentures are not considered to be conventional debt under ASC 815 and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability.

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

HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

Three Month Periods Ended March 31, 2021 And 2020

(Unaudited)

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

At March 31, 2021, the Company marked to market the fair value of the nine derivatives and determined a fair value of $359,608. The Company recorded a gain resulting from change in fair value of debt derivatives by $7,215 for the three months ending March 31, 2021.

A summary of changes in Convertible Debentures for the period ending March 31, 2021 was as follows:

Balance at December 31, 2020	$334,933
Issuance in February 2021	$25,388
Change in fair value	(7,215)
Balance at March 31, 2021	$353,106

NOTE 9 – INCOME TAX

As discussed in Note 1, in prior years and through August 25, 2020, including during the three months ended March 31, 2020, the Company was a limited liability company which was treated as a partnership for income tax purposes, and the tax benefit of losses realized by the Company was passed on to its members.

For the three months ended March 31, 2021, the provision (benefit) for income taxes consisted of the following:

Three Months ended March 31, 2021

Current	$—
Deferred	(74,000)
Change in valuation allowance	74,000

Income tax provision (benefit)	$—

The following table reconciles the effective income tax rates with the statutory rates for the period from the conversion date to March 31, 2021:

2021

U.S. federal statutory rate	21.0%
State tax, net of federal benefit	5.0%
Change in valuation allowance	26.0%

Effective income tax rate	—%

HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

Three Month Periods Ended March 31, 2021 And 2020

(Unaudited)

NOTE 9 – INCOME TAX (Continued)

Deferred tax assets are comprised of the following:

Mar. 31, 2021

Net operating loss carryforwards	$185,000
Valuation allowance	(185,000)

Net deferred tax assets	$—

At March 31, 2021, the Company had approximately $111,000 of federal net operating losses that may be available to offset future taxable income. The Federal net operating loss carryover, if not utilized, will expire beginning in 2027. Through 2036, the amount and utilization of any future net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code. Based upon an analysis of the Company’s stock ownership activity through March 31, 2021, a change of ownership was deemed to have occurred in the 2020 fiscal year. This change of ownership created an annual limitation of substantially all of the Company’s net operating losses which are available through 2036.

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

 The tax years ending December 31, 2020 remain open to examination by the taxing authorities.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company’s management has performed subsequent events procedures through the date these financial statements were issued, and determined that the reportable subsequent events were as follows. On May 4, 2021 the Company entered into an Advisory Agreement with Kleinfeld Legal Services P.A., which is owned byDenis Kleinfeld, who was, until April 24, 2021, a member of the Company's Board of Directors. Pursuant to the agreement, Kleinfeld Legal Services P.A. will provide legal and advisory services to Medi-Scan Inc. during the next two years. In consideration of the services, the Company will pay Kleinfeld Legal Services a $100,000 signing fee plus a services fee of $150,000 per year. The Company also assigned to Kleinfeld Legal Services 19.9% of the capital stock of Medi-Scan, Inc., which it immediately assigned to four associates.

On May 6, 2021 the Company sold 8,962,500 shares of its common stock to 30 accredited investors for an aggregate cash purchase price of $1,792,500 (i.e. $.20 per share).

HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

Three Month Periods Ended March 31, 2021 And 2020

(Unaudited)

NOTE 10 – SUBSEQUENT EVENTS (Continued)

On May 6, 2021 the Company issued 4,018,575 shares of its common stock to five accredited investors in exchange for their cancellation of 7% Convertible Debentures previously issued by the Company. The aggregate principal amount of, and interest accrued on, the Debentures was $803,714.90 (i.e. $.20 per share of common stock issued in the exchange).

On May 7, 2021 a special purpose subsidiary of the Company merged into Healthtech Oncology, Inc., which owns 98.83% of the outstanding capital stock of Varian Biopharmaceuticals, Inc. ("Varian"). Varian is a precision oncology company engaged in developing therapeutics for the treatment of cancer. In exchange for ownership of Healthtech Oncology, the Company issued 29,649.324 shares of its Series C Preferred Stock. The Series C Preferred Stock will give its holders 4.9% of the voting power in the Company and a 4.9% liquidation preference. The holders will also be entitled to exchange their Series C Shares for common stock of Healthtech Oncology. The percentage ownership of Healthtech Oncology that the Series C shareholders will obtain if they exchange their Series C Shares will depend on the amount of cash loaned by the Company to Healthtech Oncology: ranging from 85% ownership, if the Company loans $10 million to Healthtech Oncology, to 100% if the Company makes no loans to Healthtech Oncology. As of May 7, 2021 the Company had loaned $1 million to Healthtech Oncology. The Series C shareholders may exchange their shares after April 1, 2023 or earlier if the Company makes a distribution of Healthtech Oncology shares to the shareholders of the Company.

On May 14, 2021 the Company entered into an Exchange Agreement with Richard Parker, who is Medi-Scan's Chief Research Officer. Pursuant to the Exchange Agreement, Mr. Parker's family trust surrendered 29,407 shares of the Company's Series A Preferred Stock, and the Company issued to Mr. Parker's family trust 6,000,000 shares of its common stock and assigned to it 18.75% of the outstanding shares of Medi-Scan, Inc. In addition, Mr. Parker assigned to the Company his intellectual property concerning electromagnetic waveform entrainment technology, and the Company issued to the Parker family trust an additional 250,000 shares of its common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

On November 16, 2020 Healthtech Solutions, Inc. acquired all of the capital stock of Medi-Scan, Inc. in exchange for Series A Preferred Stock representing 97% of the equity in Healthtech Solutions. Because the transaction is classified as a reverse merger under GAAP, the financial results presented in this Report for the quarter ended March 31, 2020 are the financial results of Medi-Scan for that quarter. Medi-Scan is in its pre-revenue period, and will remain so until it obtains approval to market its medical device from the U.S. FDA or the comparable agency of the European Union.

Since our only activities during the quarters ended March 31, 2021 and 2020 were research and development, our expenses during those period were primarily salaries and consulting and service fees. During the three months ended March 31, 2021, we paid $84,948 for research and development, most of which was payment to consultants working under the direction of our Chief Research Officer ("CRO") as well as payments to outside labs and clinics for services. In addition, we paid $18,000 during the three months ended March 31, 2021 to the Chief Research Officer of Medi-Scan for his services. During the three months ended March 31, 2020, our payments for research and development and to our CRO were $5,800 and $18,500 respectively. We expect that our research and development expenses will rise significantly if we obtain the capital resources necessary to fully implement our business plan.

The remainder of our operating expenses were primarily attributable to administrative costs. We incurred $119,822 in general administrative expenses during the three months ended March 31, 2021 and $13,142 during the three months ended March 31, 2020. These included office expenses plus legal and accounting fees, and fees for public relations services. Legal fees, in particular, were high during the first quarter of 2021, as we initiated negotiations of a number of prospective acquisitions, changed the corporate name, and entered into negotiations with a number of potential sources of finance.

During the first quarter of 2021, we also incurred $30,000 in general and administrative expense - related party, which was the fee of $10,000 per month that we pay for the services of our COO. During the first quarter of 2020, we incurred $28,393 in general and administrative expense - related party, which arose from the fee arrangement that we had at that time with a member of our Board from whom Medi-Scan rented space and purchased administrative services through May 2020.

We also incur $3,241 per month in amortization costs, as we are amortizing over a three year period the intangible assets that our Chief Research Officer contributed to Medi-Scan.

As a result of the aforesaid expenses, in the three months ended March 31, 2021 we incurred a net loss from operations of $262,493. In the three months ended March 31, 2020, our net loss from operations was $75,557. In the first quarter of 2021, however, we also incurred items of Other Expense (Income) that added $31,385 to our net loss:

•	$38,600 in interest expense (primarily attributable to the 7% Convertible Debentures); partially offset by
•	a gain of $7,215 due to a reduction in the fair value of derivative liabilities, relating to the 7% Convertible Debentures.

We account for our convertible debt in accordance with ASC 815, Derivatives and Hedging as the conversion feature embedded in the convertible debentures could result in the debenture principal and related accrued interest being converted to a variable number of our common shares. The conversion feature on these debentures is variable and based on trailing market prices. It therefore contains an embedded derivative. The fair value of the conversion feature was calculated when the debentures were issued, and we recorded a debenture discount and derivative liability for the calculated value. We recognize interest expense for accretion of the debenture discount over the term of the note. The conversion liability is valued at the end of each reporting period and will result in a gain or loss for the change in fair value. Due to the volatile nature of our stock, the change in the derivative liability and the resulting gain or loss could often be material to our results. This was among the reasons why, in May 2021, we negotiated a cancellation of the 7% Convertible Debentures in exchange for common stock.

After taking into account our Other Expenses (Income) in the first quarter of 2021, our net loss for that quarter was $293,877 ($0.03 per share). During the first quarter of 2020 we incurred a net loss of $75,557.

We will continue to incur losses until we begin to generate revenues at a level adequate to sustain our operations without cash infusion.

Liquidity and Capital Resources

At December 31, 2020 Healthtech Solutions had working capital totaling $55,036, primarily consisting of cash. At the end of March 2021, we had a deficit in working capital of ($154,472). This reversal occurred primarily because our operations during the first quarter of 2021 used $226,380 in cash, while our financing activities contributed only $103,677 in cash. During the first quarter of 2020, when our only source of cash was capital contributions by our management, our operations used $80,958 in cash, approximately equal to our net loss of $75,557. These results make it obvious that Healthtech Solutions will have to obtain substantial capital infusions in order to fund the continuing development of our portfolio technologies and the costs of securing the governmental approvals necessary before our technologies can go to market.

At the present time, Healthtech Solutions has only three individuals working on a full-time basis: our Chief Executive Officer, our Chief Operating Officer and Medi-Scan's Chief Research Officer. The seven other individuals who provide services to Medi-Scan at this time do so on an hourly, as needed basis. We have some ability, therefore, to adjust our cash burn rate to our resources. Nevertheless, the task of bringing a complex medical device to market is an expensive task. We will require millions of dollars to accomplish it even once.

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

Application of Critical Accounting Policies

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for the three months ended March 31, 2021, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results. These were:

•	Our determination of the fair value of the derivative liability embedded in the 7% Convertible Debentures that we sold during 2020 and 2021. We based the determination of fair value on certain assumptions specified in Note 8 to our Financial Statements.
•	Our determination to amortize our intangible assets over a useful like of three years, as described in Note 4 to our financial statements. We based that amortization schedule on our expectation that the technology in our field will develop rapidly.

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

Evaluation of Disclosure Controls and Procedures. As of March 31, 2021, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of March 31, 2021 for the purposes described in this paragraph.

Changes in Internal Controls. There was no change in internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during Healthtech Solutions' first fiscal quarter that has materially affected or is reasonably likely to materially affect Healthtech Solutions' internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
There has been no change from the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

HEALTHTECH SOLUTIONS, INC.

Date: May 24, 2021	By: /s/ Edward Swanson
Edward Swanson, Chief Executive Officer

Date: May 24, 2021	By: /s/ Manuel Iglesias Manuel Iglesias, Chief Financial and Accounting Officer

