Form 10-Q
period 2021-06-30
Healthtech Solutions, Inc./UT
filed 2021-08-23
CIK 1307624

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☑        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0‑51012

HEALTHTECH SOLUTIONS, INC./UT
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

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)   Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐ Accelerated filer ☐  Non-accelerated filer ☐ Smaller reporting company ☑  Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No☑

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

August 23, 2021

Common Voting Stock: 29,145,933

 HEALTHTECH SOLUTIONS,  INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2021

 HEALTHTECH SOLUTIONS, INC.

(Formerly HYB Holding Corp.)

 CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2021	December 31, 2020
Current Assets:
Cash	$907,324	$128,996
Prepaid expenses	157,582	10,000
Total Current Assets	1,064,906	138,996
Intangible assets net of accumulated amortization	6,482	25,926
Goodwill	665,673	-
Total Assets	$1,737,061	$164,922

Current Liabilities:
Accrued expenses	$469,286	$-
Accrued interest	-	3,792
Accounts payable	159,883	80,169
Loan From related party	353,907	-
Total Current Liabilities	983,076	83,961
Long Term Liabilities:
Convertible debentures payable, net of discount	-	305,684
Derivative liabilities	-	337,874
Total Long Term Liabilities	-	643,558
Total Liabilities	983,076	727,519

Stockholders' Equity (Deficit):
Series A preferred stock, $0.001 par value, 2,000,000 authorized, 127,430 and 156,837 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	127	157
Series C preferred stock, $0.001 par value, 30,000 and 0 authorized, 29,737.184 and 0 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	30	-
Common Stock, $0.001 par value, 200,000,000 shares authorized, 29,145,933 and 9,701,269 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	29,146	9,701
Additional paid-in capital	6,709,078	866,251
Accumulated deficit	(6,506,453)	(1,438,706)
Stockholders' Equity (Deficit):	231,928	(562,597)
Non Controlling Interest	(1,210)	-
Total Liabilities and Stockholders' Equity (Deficit)	$1,737,061	$164,922

The accompanying notes are an integral part of these consolidated financial statements

HEALTHTECH SOLUTIONS, INC.

(Formerly HYB Holding Corp.)

 CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Revenue	$-	$-	$-	$-

Operating Expenses:
General and administrative	857,195	19,158	932,351	32,300
General and administrative-related party	258,883	41,340	333,549	69,733
Research and development	111,786	19,933	196,734	25,733
Research and development related party	268,000	19,000	286,000	37,500
Amortization	9,722	9,722	19,444	19,444
Total Operating Expenses	1,505,586	109,153	1,768,078	184,710

Loss from Operations	(1,505,586)	-	(1,768,078)	(184,710)

Other Expense:
Interest expense	(328,544)	-	(367,144)	-
Change in fair value of derivative liabilities	(2,940,950)	-	(2,933,735)	-
Total Other Expenses	(3,269,494)	-	(3,300,879)	-

Loss before provision for income tax	(4,775,080)	-	(5,068,957)	(184,710)

Provision for income tax	-	-	-	-

Net Loss	$(4,775,080)	$(109,153)	$(5,068,957)	$(184,710)
Net loss attributable to non-controlling interest	(1,210)	-	(1,210)	-
Net Loss attributable to Controlling Interest	$(4,773,870)	$(109,153)	$(5,067,747)	$(184,710)

Loss per common share
Basic and diluted	$(0.23)	$-	$(0.33)	$-
Weighted average shares outstanding
Basic and diluted	20,735,681	-	15,248,957	-

The accompanying notes are an integral part of these consolidated financial statements

HEALTHTECH SOLUTIONS INC.

(Formerly HYB Holding Corporation)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

			Preferred Stock
	Common Stock		Series A Preferred		Series C Preferred					Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Equity (Deficit)	Non-Controlling Interest	Stockholders' Equity (Deficit)

Balance at December 31, 2019	-	$-	156,837	$157	-	$-	$840,510	$(706,498)	$-	$134,169
Capital contributions	-	-	-	-	-	-	28,500	-	-	28,500
Net loss	-	-	-	-	-	-	-	(75,557)	-	(75,557)
Balance at March 31, 2020	-	$-	156,837	$157	-	$-	$869,010	$(782,055)	$-	$(87,112)
Capital contributions	-	-	-	-	-	-	65,548	-	-	65,548
Net loss	-	-	-	-	-	-	-	(109,953)	-	(109,953)
Balance at June 30, 2020	-	$-	156,837	$157	-	$-	$934,558	$(891,208)	$-	$43,507

Balance at December 31, 2020	9,701,269	$9,701	156,837	$157	-	$-	$866,251	$(1,438,706)	$-	$(562,597)
Capital contributions	-	-	-	-	-	-	4,558	-	-	4,558
Net loss	-	-	-	-	-	-	-	(293,877)	-	(293,877)
Balance at March 31, 2021	9,701,269	$9,701	156,837	$157	-	$-	$870,809	$(1,732,583)	$-	$(851,915)
Issuance of common stock	9,937,500	9,938	-	-	-	-	2,811,590	-	-	2,821,528
Issuance of Series C Preferred for acquisition of Varian	-	-	-	-	29,737	30	(30)	-	-	-
Conversion of Series A Preferred into common stock	6,000,000	6,000	(29,407)	(30)	-	-	(5,970)	-	-	-
Conversion of Debentures into common stock	3,507,164	3,507	-	-	-	-	3,994,660	-	-	3,998,167
Net loss	-	-	-	-	-	-	-	(4,773,870)	(1,210)	(4,773,870)
Balance at June 30, 2021	29,145,933	$29,146	127,430	$127	29,737	$30	$6,709,078	$(6,506,453)	$(1,210)	$1,737,061

The accompanying notes are an integral part of these consolidated financial statements

HEALTHTECH SOLUTIONS, INC.

(Formerly HYB Holding Corp.)

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2021	June 30, 2020

Cash flows from operating activities
Net loss	$(5,068,957)	$(184,710)
Adjustments to Reconcile Net Loss to Net Cash used in operating activities:
Amortization expense	19,444	19,444
Amortization of discount on convertible debentures	351,212	-
Stock compensation expense	1,029,028	-
Non-cash interest expense	15,871	-
Change in fair value of derivative liabilities	2,933,735	-
Changes in operating assets and liabilities:
Prepaid expenses	(147,582)	-
Accrued expenses	98,690	(34,345)
Accounts payable	69,342	-
Net cash used in operating activities	(699,217)	(199,611)

Cash flows from investing activities:
Cash paid for purchase of Varian, net of cash acquired	(437,055)	-
Net cash used in investing activities	(437,055)	-

Cash flows from financing activities:
Proceeds from loan from related party	118,084	-
Proceeds from convertible debenture	50,000	-
Settlement of loan from related party	(50,542)	-
Capital contributions	4,558	-
Issuance of common stock	1,792,500	94,048
Net cash provided by financing activities	1,914,600	94,048

Net increase (decrease) in cash	778,328	(105,563)
Cash, beginning of period	128,996	105,754
Cash, end of period	$907,324	$191

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$61	$-
Cash paid for taxes	$-	$-
Acquired noncontrolling interest in business acquisition	$523,267	$-
Issuance of Series C preferred shares related to business acquisition	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

Six Month Periods Ended June 30, 2021 And 2020

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

As a result of the Share Exchange, the Medi-Scan shareholders become the majority shareholders and have control of Healthtech Solutions. The acquisition of Medi-Scan was accounted for as a reverse merger effected by a Share Exchange. Healthtech Solutions is considered the legal acquirer and Medi-Scan is considered the accounting acquirer. Accordingly, the historical financial statements presented in this report for periods prior to November 16, 2020 are those of Medi-Scan.

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

Six Month Periods Ended June 30, 2021 And 2020

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

Acquisition of Varian Biopharmaceuticals, Inc.

On May 7, 2021 HLTT Acquisition Corp., a special purpose vehicle wholly-owned by Healthtech Solutions, merged into Healthtech Oncology, Inc., a special purpose vehicle formed for the purpose of the merger, which on that same date acquired 99.83% of the outstanding capital stock of Varian Biopharmaceuticals, Inc. ("Varian") through a non-statutory share exchange. As a result, Healthtech Oncology became a wholly-owned subsidiary of Healthtech Solutions, and Varian became a 99.83%-owned subsidiary of Healthtech Solutions. In exchange for their ownership of Healthtech Oncology, the shareholders of Healthtech Oncology received an aggregate of 29,737.184 shares of Series C Preferred Stock issued by Healthtech Solutions.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2021, and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2020, filed with the SEC on March 2, 2021.

The accompanying consolidated financial statements reflect the accounts of Healthtech Solutions, Inc. and its wholly owned subsidiaries, Medi-Scan and Varian. All significant inter-company accounts and transactions have been eliminated in consolidation.

HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

Six Month Periods Ended June 30, 2021 And 2020

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

HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

Six Month Periods Ended June 30, 2021 And 2020

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Intangible Assets

Goodwill represents the cost of the acquired business in excess of the fair value of identifiable tangible and intangible net assets purchased.

The Company reviews goodwill and intangible assets with indefinite lives for impairment according to the provisions of ASC Topic 350:  "Intangibles - Goodwill and Other" at least annually and when events or changes in circumstances indicate the carrying amount may not be recoverable. The Company measures recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that the assets or the asset group are expected to generate. If the carrying value of the assets are not recoverable, the impairment recognized is measured as the amount by which the carrying value of the asset exceeds its fair value. Management has determined that no impairment exists as of June 30, 2021.

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

See Note 9, “Derivative Financial Instruments” for disclosures regarding the derivative embedded in the 7% Convertible Debentures issued by the Company in November 2020 and exchanged for Common Stock on May 6, 2021.

 HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

Six Month Periods Ended June 30, 2021 And 2020

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Share-Based Compensation

The Company follows the provisions of FASB ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and recognized over its vesting period. No equity instruments were granted to employees during the six months ending June 30, 2021 and no compensation expense is required to be recognized under provisions of ASC 718 with respect to employees.

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

Financial assets and liabilities of the Company primarily consist of cash, prepaid expenses, accounts payable and accrued liabilities, other payables and convertible debentures. As of June 30, 2021, the carrying values of these financial instruments (other than convertible debentures) approximated their fair values due to the short-term nature of these instruments.

See: Note 9, "Derivative Financial Instruments", for fair value disclosures regarding the convertible debentures issued by the Company in November 2020 and exchanged for Common Stock on May 6, 2021. The derivative liability is classified as a Level 3 liability, and is the only financial liability measure at fair value on a recurring basis.

There were no transfers between level 1, level 2 or level 3 measurements during the six months ending June 30, 2021.

HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

Six Month Periods Ended June 30, 2021 And 2020

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

ASC 740-10-30 requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under ASC 740-10-30, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Under ASC 740-10-40, previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company had no material uncertain tax positions as of June 30, 2021 or December 31, 2020.

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

Six Month Periods Ended June 30, 2021 And 2020

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Adopted Accounting Standards

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any recently issued pronouncements to have an impact on its results of operations or financial position.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has produced no revenue since inception, and has an accumulated deficit of $6,506,453 as of June 30, 2021. The Company has had no revenues since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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

Management anticipates that the Company will be dependent, for the near future, on additional investment capital or debt to fund operating expenses until its planned operations begin to generate revenue. The Company is not expecting to recognize revenue until 2022 at the earliest. Management, therefore, is actively pursuing sources of investment capital.

HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

Six Month Periods Ended June 30, 2021 And 2020

(Unaudited)

NOTE 4 – INTANGIBLE ASSETS

The Company’s intangible assets consist of the intellectual property relating to medical imaging contributed to Medi-Scan in December 2018 as a capital contribution. The intangible assets are being amortized over three years. Amortization expense relating to the intangible assets totaled $19,444 in each of the six month periods ending June 30, 2021 and 2020.

NOTE 5 - VARIAN ACQUISITION

On May 7, 2021 the Company acquired ownership of Varian Biopharmaceuticals, Inc. in exchange for 29,737.184 shares of Series C Preferred Stock issued by Healthtech Solutions. The Company determined that the fair value of the Series C Preferred Stock was equal to the amount of cash acquired in the transaction plus the amount of debt in excess of that cash that was assumed, and on a preliminary basis allocated the fair value accordingly between the assets acquired and the liabilities assumed. The Company will continue to review the facts and circumstances that are relevant to a measurement of the fair value of Varian's assets, and may, during the applicable measurement period, retrospectively adjust the allocation of the purchase price to reflect any new information obtained.

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed on May 7, 2021.

Assets acquired:
Cash	$1,658
Goodwill	665,673
Total assets acquired	667,331

Liabilities assumed:
Accounts payable	10,372
Accrued expenses	370,594
Loans payable	286,365
Total liabilities assumed	667,331

Total purchase price	$0

NOTE 6 – RELATED PARTIES

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

For legal services rendered as counsel to Healthtech Solutions during the period January 1, 2021 to June 30, 2021, Healthtech Solutions recorded $148,549 in expenses payable to Robert Brantl. Mr. Brantl was the sole officer and director of Healthtech Solutions until September 4, 2020, and has served as Secretary of Healthtech Solutions since September 4, 2020.

In May 2020 David Rubin, through his personal holding company, Storm Funding LLC, agreed to contribute $250,000 to Medi-Scan in exchange for a 25% equity interest in Medi-Scan. During the remainder of 2020, Mr. Rubin satisfied $245,442 of the obligation: he contributed $142,761 by paying obligations incurred by Medi-Scan in that amount, and Mr. Rubin satisfied a total of $102,681 of the obligation by contributing to Medi-Scan the services of administrative personnel employed by eProdigy Financial LLC, a company owned by Mr. Rubin. During the period from January 1, 2021 to June 30, 2021 Mr Rubin satisfied the remainder of his contribution of $4,558. During that period,  Mr Rubin also loaned $30,000 to the Company and contributed services of eProdigy Financial LLC valued at $50,542. Mr. Rubin was a managing member of Medi-Scan commencing in May 2020 and became Chairman and CEO of Healthtech Solutions in September 2020. During the quarter ended June 30, 2021 Mr. Rubin resigned from his positions with Healthtech Solutions.

HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

Six Month Periods Ended June 30, 2021 And 2020

(Unaudited)

NOTE 6 – RELATED PARTIES (continued)

On May 4, 2021 the Company entered into an Advisory Agreement with Kleinfeld Legal Services P.A., which is owned by Denis Kleinfeld. Mr. Kleinfeld was, until April 24, 2021, a member of the Company's Board of Directors. Pursuant to the Advisory Agreement, Kleinfeld Legal Services P.A. will provide legal and advisory services to Medi-Scan Inc. during the next two years. In consideration of the services, the Company will pay Kleinfeld Legal Services a $100,000 signing fee plus a services fee of $150,000 per year. The Company also assigned to Kleinfeld Legal Services 19.9% of the capital stock of Medi-Scan, Inc.  During the three months ended June 30, 2021, the company recorded expenses for advisory services from Kleinfeld Legal Services totaling $125,000.

As of June 30, 2021, the Company's subsidiary, Varian, had loans payable to Keystone Capital Partners and Paul Mann in the aggregate amount of $353,907, which represented amounts loaned to Varian to pay its operating expenses. The loans were made a various times from August 2020 through June 2021. The loans do not bear interest and each is repayable on the second anniversary of the specific loan. Keystone Capital Partners and Paul Mann were shareholders of Varian until May 7, 2021, and are now holders of Series C Preferred Stock issued by Healthtech Solutions.

NOTE 7 – SHAREHOLDERS EQUITY

Authorized Capital Stock

The following table sets forth information, as of June 30, 2021, regarding the classes of capital stock that are authorized by the Articles of Incorporation of Healthtech Solutions, Inc.

Class	Shares Authorized	Shares Outstanding
Common Stock, $.001 par value	200,000,000	29,145,933
Series A Preferred Stock, $.001 par value	156,937	127,430
Series B Preferred Stock, $.001 par value	1,500,000	0
Series C Preferred Stock,$.001 par value	30,000	29,737.184
Undesignated Preferred Stock, $.001 par value	313,163	0

 HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

Six Month Periods Ended June 30, 2021 And 2020

(Unaudited)

NOTE 7 – SHAREHOLDERS EQUITY (Continued)

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

Series C Preferred Stock. The Series C Preferred Stock will give to the its holders 4.9% of the voting power in Healthtech Solutions and a 4.9% liquidation preference. The Series C Shareholders will also be entitled to exchange their Series C Shares for common stock of the Company's subsidiary, Healthtech Oncology, Inc.. The percentage ownership of Healthtech Oncology that the Series C Shareholders will obtain if they exchange their Series C Shares will depend on the amount of cash loaned by Healthtech Solutions to Healthtech Oncology: ranging from 85% ownership, if Healthtech Solutions loans $10 million to Healthtech Oncology, to 100% if Healthtech Solutions makes no loans to Healthtech Oncology. The Series C Shareholders may exchange their shares after April 1, 2023 or earlier if Healthtech Solutions makes a distribution of Healthtech Oncology shares to the shareholders of Healthtech Solutions.

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

Exchange of Series A Preferred Stock for Common Stock

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

Issuance of Series C Preferred Stock for Settlement of Convertible Debentures

On May 6, 2021, the Company issued 3,507,164 shares of common shares in exchange for the settlement of the convertible debentures, see Note 8 and Note 9.  These shares were valued at the previous market closing price of $1.14 per share.

HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

Six Month Periods Ended June 30, 2021 And 2020

(Unaudited)

Capital Contributions

Medi-Scan's founders contributed $4,558 during the three months ended March 31, 2021, and $28,500 during the three months ended March 31, 2020.

On May 21, 2020, Medi-Scan entered into agreement with Storm Funding LLC, a company owned by David Rubin. Storm Funding LLC committed to invest $250,000 in exchange for a 25% membership interest in Medi-Scan. At the same time, David Rubin joined Medi-Scan as Executive Chairman. The financing commitment has been fully satisfied.

In April and May 2021, the Company issued 8,962,500 shares of common stock for aggregate proceeds of $1,792,500.

NOTE 8 – EXCHANGEABLE NOTES AND CONVERTIBLE DEBENTURES

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

The 7% Convertible Debentures were convertible into common stock, at the holders’ option, at a 30% discount to the market price of the Company’s common stock. The Company determined that the conversion feature represented a derivative financial instrument embedded in the Debentures. The accounting treatment of derivative financial instruments requires that the Company record the fair value of that derivative financial instrument as a discount to the value of the Debentures as of the inception date of each Debenture. Accordingly, the Company recorded an aggregate initial discount of $349,202 for the fair value of the derivative liability at inception of each convertible debenture. During the three and six months ending June 30, 2021, the Company amortized $27,303 and $351,202 as interest expense. During the year ended December 31, 2020, the Company amortized $9,277  as interest expense. At December 31, 2020 the notes were presented on the balance sheet, net of unamortized discount, at $325,824.

On May 6, 2021, by agreement with the holders of the 7% Convertible Debentures, the Company issued 3,507,164 shares of common shares in exchange for cancellation of the convertible debentures.

HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

Six Month Periods Ended June 30, 2021 And 2020

(Unaudited)

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS

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

The fair value of the derivatives embedded in the 7% Convertible Debentures as of December 31, 2020 was determined using the Monte Carlo simulation method based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 167%, (3) weighted average risk-free interest rate of 9.0%, (4) expected life until January 31, 2024, and (5) the quoted market price of the Company’s common stock at each valuation date.

At March 31, 2021, the Company marked to market the fair value of the nine derivatives and determined a fair value of $359,608. The Company recorded a gain resulting from change in fair value of debt derivatives of $7,215 for the three months ending March 31, 2021.

At May 6, 2021, just prior to settlement, the Company marked-to-market the fair value of the nine derivatives and determined a fair value of $3,296,997.  The Company recorded a loss from change in fair value of debt derivatives of $2,940,950 for the three months ended June 30, 2021.  Upon the issuance of 3,507,164 shares of common stock (see Note 7), the balance of the derivative liability of $3,296,997 and the principal totaling $681,581 were reduced to $0.

A summary of changes in derivative liabilities for the six months ended June 30, 2021 was as follows:

Balance at December 31, 2020	$337,874
Issuance in February 2021	$25,388
Change in fair value	(7,215)
Balance at March 31, 2021	356,047
Change in fair value	2,940,950
Settlement upon exchange for Common Stock	(3,296,997)
Balance at June 30, 2021	-

NOTE 10 – INCOME TAX

As discussed in Note 1, in prior years and through August 25, 2020, including during the three months ended March 31, 2020, the Company was a limited liability company which was treated as a partnership for income tax purposes, and the tax benefit of losses realized by the Company was passed on to its members.

HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

Six Month Periods Ended June 30, 2021 And 2020

(Unaudited)

NOTE 10 – INCOME TAX (Continued)

June 30, 2021

U.S. federal statutory rate	21.0%
State tax, net of federal benefit	5.0%
Change in valuation allowance	(26.0%)

Net deferred tax assets	-

Deferred tax assets are comprised of the following:

	June 30, 2021	December 31, 2020

Net operating loss carryforwards	$570,667	$111,265
Valuation allowance	(570,667)	(111,265)

Net deferred tax assets	$-	$-

At June 30, 2021, the Company had approximately $570,667 of federal net operating losses that may be available to offset future taxable income. Through 2036, the amount and utilization of any future net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code. Based upon an analysis of the Company’s stock ownership activity through June 30, 2021, a change of ownership was deemed to have occurred in the 2020 fiscal year. This change of ownership created an annual limitation of substantially all of the Company’s net operating losses which are available through 2036.

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

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company’s management has performed subsequent events procedures through the date these financial statements were issued, and determined that there are no reportable subsequent events.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

On November 16, 2020 Healthtech Solutions acquired all of the capital stock of Medi-Scan, Inc. in exchange for Series A Preferred Stock representing, at that time, 97% of the equity in Healthtech Solutions. Because the transaction is classified as a reverse merger under GAAP, the financial results presented in this Report for the six months ended June 30, 2020 are the financial results of Medi-Scan for that quarter.

On May 7, 2021 Healthtech Solutions acquired all of the capital stock of Healthtech Oncology, which owned 99% of the capital stock of Varian Biopharmaceuticals, Inc. In exchange for ownership of Varian, Healthtech Solutions issued Series C Preferred Stock representing a 5% equity position in Healthtech Solutions and a contingent right to exchange the Series C shares for control of Healthtech Oncology. Because the transaction is classified as an acquisition under GAAP, the financial results presented in this Report for the three and six months ended June 30, 2021 include the results of Varian's operations for the period from May 7, 2021 through June 30, 2021.

            The aforesaid two acquisitions, joined by a third, ground-up subsidiary named RevHeart,  form the platform on which we intend to pursue an incubator model of operations, focused on medical technology, both therapeutic and device-oriented. Our business model begins with the identification of target subsidiary companies through our broad network of relationships in academia and industry. Upon bringing a company and/or its technology into a Healthtech subsidiary, we will provide funding and operational support to achieve value enhancing milestones and accelerate the organization’s mission. We will roll up our sleeves and provide operational and leadership support to our portfolio companies, increasing their chances of success and decreasing their capital requirements. Upon achieving the targeted value inflection, we will work closely with our subsidiaries to prepare for their independent launch and spin-out. Through this approach, Healthtech shareholders may gain exposure to early-stage life science technologies that are approaching the steepest portion of their value creation curve through an investment structure that is devoid of the “carry” typically imposed by a traditional private equity/venture capital fund.

Our cash resources at this time are early stage, as we have relied to date on contributions by management and modest private offerings to their friends and family. The $5,068,957 net loss that we incurred in the first half of 2021, therefore, entailed a use for operating activities of only $699,217 in cash.

Since our only business activities during the six months ended June 30, 2021 and 2020 were research and development activities, our expenses during those periods were primarily salaries and consulting and service fees, including fees relating to our development of potential acquisition targets and our efforts at securing the financial resources necessary to fund those acquisitions. During the three and six months ended June 30, 2021, we incurred $1,505,586 and $1,768,078 in operating expenses, including, during the three month period, $137,478 in operating expenses of Varian for the period after its acquisition by Healthtech Solutions. The greater portion of our operating expenses were related to the market value of common stock that we granted to attract management, research and development expertise, and other individuals qualified to aid our projects. Of the $1,768,078 in operating expenses incurred during the six months ended June 30, 2021, stock compensation represented $1,029,028 of the expense.

During the three and six months ended June 30, 2020, our operating expenses of $109,153 and $184,710, respectively, primarily reflected payments by Medi-Scan for management services along with payments for the research and development activities related to Medi-Scan's scanning technology.

The cash portion of our operating expenses during the three and six months ended June 30, 2021 was primarily attributable to administrative costs: office expenses plus legal and accounting fees, and fees for public relations services. Legal fees, in particular, were high during the first six months quarter of 2021, as we initiated negotiations of a number of prospective acquisitions, changed the corporate name, and entered into negotiations with a number of potential sources of finance. As we continue to implement our incubator model, the administrative costs of our operations should continue to grow; if we plot carefully, however, the ratio of cash used for administration to cash used in research and development activities will reduce.

    As a result of the aforesaid expenses, in the three and six month periods ended June 30, 2021 and 2020, we recorded losses from operations identical to our total operating expenses. During 2021, however, the greater portion of our net loss reflected "other expenses" related to the convertible debentures that we sold during 2020 and the first two months of 2021. During the three months ended June 30, 2021, we incurred items of Other Expense that added $3,269,494 to our net loss, specifically:

•        $328,544 in interest expense due to accretion of the debenture discount; and

•        a loss of $2,940,950 due to an increase in the fair value of derivative liabilities, relating to the 7% Convertible Debentures.

            We accounted for our convertible debt in accordance with ASC 815, Derivatives and Hedging as the conversion feature embedded in the convertible debentures could have resulted in the debenture principal and related accrued interest being converted to a variable number of our common shares. The conversion feature on these debentures was variable and based on trailing market prices. It therefore contains an embedded derivative. The fair value of the conversion feature was calculated when the debentures were issued, and we recorded a debenture discount and derivative liability for the calculated value. We recognized interest expense for accretion of the debenture discount over the term of the note. The conversion liability was valued at the end of each reporting period and would result in a gain or loss for the change in fair value. Due to the volatile nature of our stock, the change in the derivative liability and the resulting gain or loss could often be material to our results. This was among the reasons why, in May 2021, we negotiated a cancellation of the 7% Convertible Debentures in exchange for common stock.

After taking into account our Other Expenses, our net loss was $4,773,870 and $5,067,747 during the three and six months ended June 30, 2021. During the three and six months ended June 30, 2020, our net loss was $109,153 and $184,710, respectively.

We will continue to incur losses for the immediate future. The process of making valuable acquisitions is expensive, and our acquisitions will generally not result in revenue until after a period of incubation, which may be lengthy. Success in implementing our business plan, therefore, will require infusions of capital. We are in ongoing discussions with investors, but have received no commitments at this time.

Liquidity and Capital Resources

At December 31, 2020 Healthtech Solutions had working capital totaling $55,035, primarily consisting of cash. At the end of June 2021, despite incurring a $5 million net loss in the intervening six months, we had working capital totaling $81,830, primarily as a result of capital contributed by friends and family. As noted above, however, the cash requirements of our business plan are intense. To attract exciting additions to our portfolio, we must be able to offer each the several million dollars of financing that is necessary to bring a medical technology to a stage where its sponsor can function independently. Since our ambition is to sustain a portfolio of such enterprises, our near term capital requirements (near term being the two to three years before we can anticipate initial returns on our investments) will be tens of millions of dollars.

 To be successful in identifying promising technologies, attracting their sponsors into our company, and sourcing the funds needed for their growth, we require a skilled management team. For this reason, as the quarter closed, we added three members to our Board of Directors, each carrying valuable experience in the business of medical technology and the business of business in general. We also added two executives to our C-Suite, a new CEO and a new COO. This expansion should enable us to compete effectively in pursuing promising technologies. However the expansion also gives us several new mouths to feed, as well as sourcing projects to fund. We are, therefore, focused in the coming quarter on securing investors

Note 3 to our consolidated financial statements discloses that the financial condition of Healthtech Solutions - i.e. our modest cash resources and the absence of revenue - raises substantial doubt as to the Company's ability to continue as a going concern. Management intends to pursue one or more offerings of securities in order to obtain the funds that will be necessary for successful implementation of our business plan. At present, however, no commitments for future funding have been received.

Application of Critical Accounting Policies

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for the three and six months ended June 30, 2021, there was one estimates made which was (a) subject to a high degree of uncertainty and (b) material to our results. This was:

•        Our determination of the fair value of the Class C Preferred Stock that we issued in order to acquire ownership of Varian. Based upon the speculative nature of the assets acquired, we determined that the fair value of the Series C Preferred Stock was equal to the amount of cash acquired in the transaction ($1,658) plus the amount of debt in excess of that cash that was assumed ($665,673).

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

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Not applicable.

ITEM 4  CONTROLS AND PROCEDURES

            Evaluation of Disclosure Controls and Procedures.  As of June 30, 2021, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures have the following material weaknesses:

●    Substantial portions of our accounting functions are outsourced, thus reducing the ability of senior management to supervise those functions.

●    The relatively small number of our employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.

●    Our internal financial staff lack expertise in identifying and addressing complex accounting issues under U.S. Generally Accepted Accounting Principles.

●    We have not developed sufficient documentation concerning our existing financial processes, risk assessment and internal controls.

            Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of June 30, 2021 for the purposes described in this paragraph.

            Changes in Internal Controls.  During the second fiscal quarter, Healthtech Solutions added Healthtech Oncology as a subsidiary, which maintains its own books and records. Issues of supervision and consolidation may arise as a result of this arrangement.

            Otherwise, there was no change in internal control over financial reporting (as defined in Rule 13a‑15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described above that occurred during Healthtech Solutions' second fiscal quarter that has materially affected or is reasonably likely to materially affect Healthtech Solutions' internal control over financial reporting.

PART II   ‑   OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A	Risk Factors
There has been no change from the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2	Unregistered Sale of Securities and Use of Proceeds
(a) Unregistered sales of equity securities
There were no unregistered sales of equity securities by the Company during the second quarter of fiscal year 2021, other than those reported in Current Reports on Form 8-K.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the second quarter of fiscal year 2021.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not Applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits

31-a	Rule 13a-14(a) Certification of CEO
31-b	Rule 13a-14(a) Certification of CFO
32-a	Rule 13a-14(b) Certification of CEO
32-b	Rule 13a-14(b) Certification of CFO
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHTECH SOLUTIONS, INC.

Date: August 23, 2021	By: /s/ Edward Swanson
Edward Swanson, Chief Executive Officer

Date: August 23, 2021	By: /s/ Manuel Iglesias Manuel Iglesias, Chief Financial and Accounting Officer

