Form 10-Q/A
period 2021-06-30
Healthtech Solutions, Inc./UT
filed 2021-08-25
CIK 1307624

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

Common Voting Stock: 29,145,933

 HEALTHTECH SOLUTIONS,  INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2021

Amendment No. 1

Healthtech Solutions, Inc. is filing this Amendment No. 1 to correct errors in the initial filing on the Consolidated Balance Sheets, Consolidated Statements of Changes in Stockholders' Equity (Deficit), Note 5 to the Consolidated Financial Statements, and Management's Discussion and Analysis: Application of Critical Accounting Policies. The errors occurred due to misclassification of certain loans payable by Varian Biopharmaceuticals, Inc. as of the date of its acquisition by Healthtech Solutions, Inc.

 HEALTHTECH SOLUTIONS, INC.

(Formerly HYB Holding Corp.)

 CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2021	December 31, 2020
Current Assets:
Cash	$907,324	$128,996
Prepaid expenses	157,582	10,000
Total Current Assets	1,064,906	138,996
Intangible assets net of accumulated amortization	6,482	25,926
Goodwill	1,104,388	-
Total Assets	$2,175,776	$164,922

Current Liabilities:
Accrued expenses	$469,286	$-
Accrued interest	-	3,792
Accounts payable	159,883	80,169
Loan From related party	353,907	-
Total Current Liabilities	983,076	83,961
Long Term Liabilities:
Convertible debentures payable, net of discount	-	305,684
Derivative liabilities	-	337,874
Total Long Term Liabilities	-	643,558
Total Liabilities	983,076	727,519

Stockholders' Equity (Deficit):
Series A preferred stock, $0.001 par value, 2,000,000 authorized, 127,430 and 156,837 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	127	157
Series C preferred stock, $0.001 par value, 30,000 and 0 authorized, 29,737.184 and 0 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	30	-
Common Stock, $0.001 par value, 200,000,000 shares authorized, 29,145,933 and 9,701,269 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	29,146	9,701
Additional paid-in capital	7,661,385	866,251
Accumulated deficit	(6,506,453)	(1,438,706)
Stockholders' Equity (Deficit) Attributable to the Company	1,184,235	(562,597)
Non Controlling Interest	8,465	-
Total Stockholders' Equity (Deficit)	1,192,700	(562,597)
Total Liabilities and Stockholders' Equity (Deficit)	$2,175,776	$164,922

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

The accompanying notes are an integral part of these consolidated financial statements

HEALTHTECH SOLUTIONS INC.

(Formerly HYB Holding Corporation)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

			Preferred Stock
	Common Stock		Series A Preferred		Series C Preferred					Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Equity (Deficit)	Non-Controlling Interest	Stockholders' Equity (Deficit)

Balance at December 31, 2019	-	$-	156,837	$157	-	$-	$840,510	$(706,498)	$-	$134,169
Capital contributions	-	-	-	-	-	-	28,500	-	-	28,500
Net loss	-	-	-	-	-	-	-	(75,557)	-	(75,557)
Balance at March 31, 2020	-	$-	156,837	$157	-	$-	$869,010	$(782,055)	$-	$(87,112)
Capital contributions	-	-	-	-	-	-	65,548	-	-	65,548
Net loss	-	-	-	-	-	-	-	(109,953)	-	(109,953)
Balance at June 30, 2020	-	$-	156,837	$157	-	$-	$934,558	$(891,208)	$-	$43,507

Balance at December 31, 2020	9,701,269	$9,701	156,837	$157	-	$-	$866,251	$(1,438,706)	$-	$(562,597)
Capital contributions	-	-	-	-	-	-	4,558	-	-	4,558
Net loss	-	-	-	-	-	-	-	(293,877)	-	(293,877)
Balance at March 31, 2021	9,701,269	$9,701	156,837	$157	-	$-	$870,809	$(1,732,583)	$-	$(851,915)
Issuance of common stock	9,937,500	9,938	-	-	-	-	2,811,590	-	-	2,821,528
Issuance of Series C Preferred for acquisition of Varian	-	-	-	-	29,737	30	(9,704)	-	-	(9,674)
Non-controlling interest associated with acquisition of Varian	-	-	-	-	-	-	-	-	9,675	9,675
Conversion of Series A Preferred into common stock	6,000,000	6,000	(29,407)	(30)	-	-	(5,970)	-	-	-
Conversion of Debentures into common stock	3,507,164	3,507	-	-	-	-	3,994,660	-	-	3,998,167
Net loss	-	-	-	-	-	-	-	(4,773,870)	(1,210)	(4,773,870)
Balance at June 30, 2021	29,145,933	$29,146	127,430	$127	29,737	$30	$6,709,078	$(6,506,453)	$8,465	$1,192,700

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

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed on May 7, 2021.

Assets acquired:
Cash	$1,658
Goodwill	1,104,388
Total assets acquired	1,106,046

Liabilities assumed:
Accounts payable	10,372
Accrued expenses	370,594
Loans payable	725,080
Total liabilities assumed	1,106,046

Total purchase price	$0

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

NOTE 8 – EXCHANGEABLE NOTES AND CONVERTIBLE DEBENTURES

In August and September of 2020,Medi-Scan issued four 7% Exchangeable Promissory Notes in the aggregate principal amount of $375,000. Principal and interest were payable on the Notes on January 31, 2021. The Notes provided that, in the event that Medi-Scan was acquired by a corporation whose common stock was registered with the SEC, the Notes would be automatically exchanged for 7% convertible debentures issued by that acquirer.

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

At March 31, 2021, the Company marked to market the fair value of the nine derivatives and determined a fair value of $359,608. The Company recorded a gain resulting from change in fair value of debt derivatives of 7,215 for the three months ending March 31, 2021.

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

Application of Critical Accounting Policies

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for the three and six months ended June 30, 2021, there was one estimates made which was (a) subject to a high degree of uncertainty and (b) material to our results. This was:

•        Our determination of the fair value of the Class C Preferred Stock that we issued in order to acquire ownership of Varian. Based upon the speculative nature of the assets acquired, we determined that the fair value of the Series C Preferred Stock was equal to the amount of cash acquired in the transaction ($1,658) plus the amount of debt in excess of that cash that was assumed ($1,106,046).

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

HEALTHTECH SOLUTIONS, INC.

Date: August 25, 2021	By: /s/ Edward Swanson
Edward Swanson, Chief Executive Officer

Date: August 25, 2021	By: /s/ Manuel Iglesias Manuel Iglesias, Chief Financial and Accounting Officer

