Form 10-Q
period 2021-09-30
Healthtech Solutions, Inc./UT
filed 2021-11-22
CIK 1307624

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☑        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

November 22, 2021

Common Voting Stock: 62,965,933

 HEALTHTECH SOLUTIONS,  INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2021

HEALTHTECH SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2021	December 31, 2020
Current Assets:
Cash	$38,959	$128,996
Prepaid expenses	81,458	10,000
Total Current Assets	120,417	138,996
Intangible assets net of accumulated amortization	-	25,926
Goodwill	1,104,388	-
Total Assets	$1,224,805	$164,922

Current Liabilities:
Accrued expenses	$706,157	$-
Accrued interest	-	3,792
Accounts payable	174,205	80,169
Loan from related party	356,907	-
Total Current Liabilities	1,237,269	83,961
Long Term Liabilities:
Convertible debentures payable, net of discount	-	305,684
Derivative liabilities	-	337,874
Total Long Term Liabilities	-	643,558
Total Liabilities	1,237,269	727,519

Stockholders' Equity (Deficit):
Series A preferred stock, $0.001 par value, 2,000,000 authorized, 127,430 and 156,837 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	127	157
Series C preferred stock, $0.001 par value, 30,000 and 0 authorized, 29,737.184 and 0 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	30	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 29,145,933 and 9,701,269 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	29,146	9,701
Additional paid-in capital	7,661,385	866,251
Accumulated deficit	(7,708,217)	(1,438,706)
Total Stockholders' Equity (Deficit) attributable to the company	(17,529)	(562,597)
Non controlling Interest	5,065	-
Total Stockholders' Equity (Deficit)	(12,464)	(562,597)

Total Liabilities and Stockholders' Equity (Deficit)	$1,224,805	$164,922

 The accompanying notes are an integral part of these consolidated financial statements

HEALTHTECH SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Revenue	$-	$-	$-	$-

Operating Expenses:
General and administrative	938,052	7,126	1,870,403	39,426
General and administrative-related party	92,500	30,000	426,049	99,733
Research and development	150,130	96,603	346,864	122,336
Research and development – related party	18,000	12,000	304,000	49,500
Amortization	6,482	9,723	25,926	29,167
Total Operating Expenses	1,205,164	155,452	2,973,242	340,162

Loss from Operations	(1,205,164)	(155,452)	(2,973,242)	(340,162)

Other Expenses (Income):
Interest expense	-	(3,112)	(367,144)	(3,112)
Change in fair value of derivative liabilities	-	-	(2,933,735)	-
Total Other Expenses	-	(3,112)	(3,300,879)	(3,112)

Loss before provision for income tax	(1,205,164)	(158,564)	(6,274,121)	(343,274)

Provision for income tax	-	-	-	-

Net Loss	$(1,205,164)	$(158,564)	$(6,274,121)	$(343,274)
Net loss attributable to non-controlling interest	(3,400)	-	(4,610)	-
Net Loss attributable to Controlling Interest	$(1,201,764)	$(158,564)	$(6,269,511)	$(343,274)

Loss per common share
Basic and diluted	$(0.04)	$-	$(0.31)	$-
Weighted average shares outstanding
Basic and diluted	29,145,933	-	19,932,187	-

 The accompanying notes are an integral part of these consolidated financial statements

HEALTHTECH SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY ( DEFICIT)
(Unaudited)

			Preferred Stock							Total
	Common Stock		Series A Preferred		Series C Preferred		Additional		Non-	Stockholders'
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Controlling Interest	Equity (Deficit)
Balance at December 31, 2020	9,701,269	$9,701	156,837	$157	-	$-	$866,251	$(1,438,706)	$-	$(562,597)
Capital contributions	-	-	-	-	-	-	4,558	-	-	4,558
Net loss	-	-	-	-	-	-	-	(293,877)	-	(293,877)
Balance at March 31, 2021	9,701,269	9,701	156,837	157	-	-	870,809	(1,732,583)	-	(851,916)

Issuance of common stock in Lieu of Cash	975,000	975	-	-	-	-	1,028,053	-	-	1,029,028
Issuance of common stock	8,962,500	8,963					1,783,538			1,792,500
Issuance of Series C Preferred for acquisition of Varian	-	-	-	-	29,737	30	(9,704)	-	-	(9,674)
Non controlling interest associated with acquisition of Varian	-	-	-	-	-	-	-	-	9,675	9,675
Conversion of Series A Preferred into common stock	6,000,000	6,000	(29,407)	(30)	-	-	(5,970)	-	-	-
Conversion of Debentures into common stock	3,507,164	3,507	-	-	-	-	3,994,660	-	-	3,998,167
Net loss	-	-	-	-	-	-	-	(4,773,870)	(1,210)	(4,775,080)
Balance at June 30, 2021	29,145,933	29,146	127,430	127	29,737	30	7,661,385	(6,506,453)	8,465	1,192,700

Net loss	-	-	-	-	-	-	-	(1,201,764)	(3,400)	(1,205,164)
Balance at September 30, 2021	29,145,933	$29,146	127,430	$127	29,737	$30	$7,661,385	$(7,708,217)	$5,065	$(12,464)

Balance at December 31, 2019	-	$-	156,837	$157	-	$-	$840,510	$(706,498)	$-	$134,169
Capital contributions	-	-	-	-	-	-	28,500	-	-	28,500
Net loss	-	-	-	-	-	-	-	(75,557)	-	(75,557)
Balance at March 31, 2020	-	-	156,837	157	-	-	869,010	(782,055)	-	87,112

Capital contributions	-	-	-	-	-	-	65,548	-	-	65,548
Net loss	-	-	-	-	-	-	-	(109,153)	-	(109,153)
Balance at June 30, 2020	-	-	156,837	157	-	-	934,558	(891,208)	-	43,507

Capital contributions	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(158,564)	-	(158,564)
Balance at September 30, 2020	-	$-	156,837	$157	-	$-	$934,558	$(1,049,772)	$-	$(115,057)

The accompanying notes are an integral part of these consolidated financial statements

HEALTHTECH SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2021	September 30, 2020

Cash flows from operating activities
Net loss	$(6,274,121)	$(343,274)
Adjustments to Reconcile Net Loss to Net Cash used in operating activities:
Amortization expense	25,926	19,444
Amortization of discount on convertible debentures	351,212	-
Stock compensation expense	1,029,028	-
Non-cash interest expense	15,871	-
Change in fair value of derivative liabilities	2,933,735	-
Changes in operating assets and liabilities:
Prepaid expenses	(71,460)	-
Accrued expenses	335,563	(34,345)
Accounts payable	83,664	-
Net cash used in operating activities	(1,570,582)	(358,175)

Cash flows from investing activities:
Cash paid for purchase of Varian, net of cash acquired	(437,055)	-
Net cash used in investing activities	(437,055)	-

Cash flows from financing activities:
Proceeds from loan from related party	121,084	-
Proceeds from convertible debenture	50,000	-
Settlement of loan from related party	(50,542)	-
Capital contributions	4,558	-
Issuance of common stock	1,792,500	94,048
Net cash provided by financing activities	1,917,600	94,048

Net increase (decrease) in cash	(90,037)	(264,127)
Cash, beginning of period	128,996	105,754
Cash, end of period	$38,959	$(158,373)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$61	$-
Cash paid for taxes	$-	$-
Acquired noncontrolling interest in business acquisition	$9,675	$-
Issuance of Series C preferred shares related to business acquisition	$1,094,713	$-

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

Medi-Scan Inc. was organized as a limited liability company named "Medi-Scan LLC" formed in the State of Florida on September 25, 2018. On November 15, 2020, Medi-Scan LLC filed articles of conversion with the State of Florida that converted it from an LLC to a C corporation. In connection with the conversion In December 2018, Medi-Scan acquired a portfolio of intellectual property relating to medical imaging. Since December 2018, Medi-Scan has been engaged in developing practical applications for the medical imaging technology as well as related medical technology. Recently Medi-Scan applied for three patents based on the technology developed in the past two years.

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

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS (Continued)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2021, and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2020, filed with the SEC on March 2, 2021.

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

The Company reviews goodwill and intangible assets with indefinite lives for impairment according to the provisions of ASC Topic 350:  "Intangibles - Goodwill and Other" at least annually and when events or changes in circumstances indicate the carrying amount may not be recoverable. The Company measures recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that the assets or the asset group are expected to generate. If the carrying value of the assets are not recoverable, the impairment recognized is measured as the amount by which the carrying value of the asset exceeds its fair value. Management has determined that no impairment exists as of September 30, 2021.

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

 HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Share-Based Compensation

The Company follows the provisions of FASB ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and recognized over its vesting period. No equity instruments were granted to employees during the nine months ending September 30, 2021 and no compensation expense is required to be recognized under provisions of ASC 718 with respect to employees.

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

Financial assets and liabilities of the Company primarily consist of cash, prepaid expenses, accounts payable and accrued liabilities, other payables and convertible debentures. As of September 30, 2021, the carrying values of these financial instruments (other than convertible debentures) approximated their fair values due to the short-term nature of these instruments.

See: Note 9, "Derivative Financial Instruments", for fair value disclosures regarding the convertible debentures issued by the Company in November 2020 and exchanged for Common Stock on May 6, 2021. The derivative liability is classified as a Level 3 liability, and is the only financial liability measure at fair value on a recurring basis.

There were no transfers between level 1, level 2 or level 3 measurements during the nine months ending September 30, 2021.

 HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

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

ASC 740-10-30 requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under ASC 740-10-30, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Under ASC 740-10-40, previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company had no material uncertain tax positions as of September 30, 2021 or December 31, 2020.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenue since inception, and has an accumulated deficit of $7,708,217 as of September 30, 2021. The Company has had no revenues since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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

HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

 (Unaudited)

NOTE 4 – INTANGIBLE ASSETS

The Company’s intangible assets consist of the intellectual property relating to medical imaging contributed to Medi-Scan in 2018 as a capital contribution. The intangible assets were amortized over three years. Amortization expense relating to the intangible assets totaled $6,482 and 25,926 in the three and nine months ended September 30, 2021, and $9,723 and $29,167 in the three and nine months ended September 30, 2020.

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

For legal services rendered as counsel to Healthtech Solutions during the period January 1, 2021 to September 30, 2021, Healthtech Solutions recorded $200,299 in fees and expenses payable to Robert Brantl. Mr. Brantl was the sole officer and director of Healthtech Solutions until September 4, 2020, and has served as Secretary of Healthtech Solutions since September 4, 2020.

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

 HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

(Unaudited)

NOTE 6 – RELATED PARTIES (continued)

On May 4, 2021 the Company entered into an Advisory Agreement with Kleinfeld Legal Services P.A., which is owned by Denis Kleinfeld. Mr. Kleinfeld was, until April 24, 2021, a member of the Company's Board of Directors. Pursuant to the Advisory Agreement, Kleinfeld Legal Services P.A. will provide legal and advisory services to Medi-Scan Inc. during the next two years. In consideration of the services, the Company will pay Kleinfeld Legal Services a $100,000 signing fee plus a services fee of $150,000 per year. The Company also assigned to Kleinfeld Legal Services 19.9% of the capital stock of Medi-Scan, Inc.  During the three months and nine months ended September 30, 2021, the company recorded expenses for advisory services from Kleinfeld Legal Services totaling $37,500 and $125,000.

As of September 30, 2021, the Company's subsidiary, Varian, had loans payable to Keystone Capital Partners and Paul Mann in the aggregate amount of $353,907, which represented amounts loaned to Varian to pay its operating expenses. The loans were made at various times from August 2020 through June 2021. The loans do not bear interest and each is repayable on the second anniversary of the specific loan. Keystone Capital Partners and Paul Mann were shareholders of Varian until May 7, 2021, and are now holders of Series C Preferred Stock issued by Healthtech Solutions.

NOTE 7 – SHAREHOLDERS EQUITY

Authorized Capital Stock

The following table sets forth information, as of September 30, 2021, regarding the classes of capital stock that are authorized by the Articles of Incorporation of Healthtech Solutions, Inc.

Class	Shares Authorized	Shares Outstanding
Common Stock, $.001 par value	200,000,000	29,145,933
Series A Preferred Stock, $.001 par value	156,937	110,520
Series B Preferred Stock, $.001 par value	1,500,000	0
Series C Preferred Stock,$.001 par value	30,000	29,737.184
Undesignated Preferred Stock, $.001 par value	313,163	0

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

 HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

(Unaudited)

Capital Contributions

Medi-Scan's founders contributed $4,558 during the nine months ended September 30, 2021, and $28,500 during the nine months ended September 30, 2020.

On May 21, 2020, Medi-Scan entered into agreement with Storm Funding LLC, a company owned by David Rubin. Storm Funding LLC committed to invest $250,000 in exchange for a 25% membership interest in Medi-Scan. At the same time, David Rubin joined Medi-Scan as Executive Chairman. The financing commitment has been fully satisfied.

In April and May 2021, the Company issued 9,937,500 shares of common stock for aggregate proceeds of $2,821,528.

On October 5, 2021, the holders of 16,910 shares of the Company's Series A Preferred Stock converted those shares into 33,820,000 shares of the Company's common stock.

On November 9, 2021, the Company entered into a Share Exchange Agreement (the "SEA") with its subsidiaries: Healthtech Oncology, Inc. ("HoldCo") and Varian Biopharmaceuticals, Inc. ("Varian"), as well as with the holders of the outstanding shares of Healthtech Series C Preferred Stock (the "Shareholders"). Pursuant to the SEA, (a) the Shareholders delivered to Healthtech all of the outstanding shares of Healthtech Series C Preferred Stock and (b) Healthtech caused HoldCo to transfer to the Shareholders all of the outstanding shares of Varian common stock. At the same time, Varian issued to Healthtech Varian shares that represent 5.5% of the outstanding shares of Varian upon completion of the share exchange.

On November 9, 2021, the Company also entered into a Termination and Mutual Release Agreement with HoldCo and Varian (the "Termination Agreement"). The Termination Agreement terminated the Agreement and Plan of Merger and Reorganization among those same parties dated March 30, 2021. The Termination Agreement also included a provision in which Varian assumes responsibility for payment of certain obligations that Healthtech undertook for the benefit of Varian.

In accordance with ASC 855-10, the Company’s management has performed subsequent events procedures through the date these financial statements were issued, and determined that there are no reportable subsequent events other than as stated above.

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

The 7% Convertible Debentures were convertible into common stock, at the holders’ option, at a 30% discount to the market price of the Company’s common stock. The Company determined that the conversion feature represented a derivative financial instrument embedded in the Debentures. The accounting treatment of derivative financial instruments requires that the Company record the fair value of that derivative financial instrument as a discount to the value of the Debentures as of the inception date of each Debenture. Accordingly, the Company recorded an aggregate initial discount of $349,202 for the fair value of the derivative liability at inception of each convertible debenture. During the three and nine months ending September 30, 2021, the Company amortized $27,303 and $351,202 as interest expense. During the year ended December 31, 2020, the Company amortized $9,277  as interest expense. At December 31, 2020 the notes were presented on the balance sheet, net of unamortized discount, at $325,824.

On May 6, 2021, by agreement with the holders of the 7% Convertible Debentures, the Company issued 3,507,164 shares of common shares in exchange for conversion of the convertible debentures.

HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

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

A summary of changes in derivative liabilities for the nine months ended September 30, 2021 was as follows:

Balance at December 31, 2020	$337,874
Issuance in February 2021	$25,388
Change in fair value	2,933,735
Settlement upon exchange for Common Stock	(3,296,997)
Balance at September 30, 2021	-

NOTE 10 – INCOME TAX

As discussed in Note 1, in prior years and through November 15, 2020, including during the three months ended March 31, 2020, the Company was a limited liability company which was treated as a partnership for income tax purposes, and the tax benefit of losses realized by the Company was passed on to its members.

HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

 (Unaudited)

NOTE 10 – INCOME TAX (Continued)

September 30, 2021

U.S. federal statutory rate	21.0%
State tax, net of federal benefit	5.0%
Change in valuation allowance	(26.0%)

Net deferred tax assets	-

Deferred tax assets are comprised of the following:

	September 30, 2021	December 31, 2020

Net operating loss carryforwards	$858,274	$111,265
Valuation allowance	(858,274)	(111,265)

Net deferred tax assets	$-	$-

At September 30, 2021, the Company had approximately $858,274 of federal net operating losses that may be available to offset future taxable income. Through 2036, the amount and utilization of any future net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code. Based upon an analysis of the Company’s stock ownership activity through September 30, 2021, a change of ownership was deemed to have occurred in the 2020 fiscal year. This change of ownership created an annual limitation of substantially all of the Company’s net operating losses which are available through 2036.

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

NOTE 11 – SUBSEQUENT EVENTS

On October 5, 2021, the holders of 16,910 shares of the Company's Series A Preferred Stock converted those shares into 33,820,000 shares of the Company's common stock.

On November 9, 2021, the Company entered into a Share Exchange Agreement (the "SEA") with its subsidiaries: Healthtech Oncology, Inc. ("HoldCo") and Varian Biopharmaceuticals, Inc. ("Varian"), as well as with the holders of the outstanding shares of Healthtech Series C Preferred Stock (the "Shareholders"). Pursuant to the SEA, (a) the Shareholders delivered to Healthtech all of the outstanding shares of Healthtech Series C Preferred Stock and (b) Healthtech caused HoldCo to transfer to the Shareholders all of the outstanding shares of Varian common stock. At the same time, Varian issued to Healthtech Varian shares that represent 5.5% of the outstanding shares of Varian upon completion of the share exchange.

On November 9, 2021, the Company also entered into a Termination and Mutual Release Agreement with HoldCo and Varian (the "Termination Agreement"). The Termination Agreement terminated the Agreement and Plan of Merger and Reorganization among those same parties dated March 30, 2021. The Termination Agreement also included a provision in which Varian assumes responsibility for payment of certain obligations that Healthtech undertook for the benefit of Varian.

On November 12, 2021 the Company filed Articles of Amendment of its Articles of Incorporation. The Articles of Amendment modified the terms of the Series A Preferred Stock by (i) providing that the shares of Series A Preferred Stock are not convertible until May 31, 2024, and (ii) providing that each share of Series A Preferred Stock may be at that time converted into fifty shares of Healthtech Common Stock. The Articles of Amendment also eliminated the Series B Preferred Stock and the Series C Preferred Stock, none of which was outstanding, and reclassifying those shares to undesignated preferred stock.

In accordance with ASC 855-10, the Company’s management has performed subsequent events procedures through the date these financial statements were issued, and determined that there are no reportable subsequent events other than as stated above.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

On November 16, 2020 Healthtech Solutions acquired all of the capital stock of Medi-Scan, Inc. in exchange for Series A Preferred Stock representing, at that time, 97% of the equity in Healthtech Solutions. Because the transaction is classified as a reverse merger under GAAP, the financial results presented in this Report for the nine months ended September 30, 2020 are the financial results of Medi-Scan for that period.

On May 7, 2021 Healthtech Solutions acquired all of the capital stock of Healthtech Oncology, which owned 99% of the capital stock of Varian Biopharmaceuticals, Inc. In exchange for ownership of Varian, Healthtech Solutions issued Series C Preferred Stock representing a 4.9% equity position in Healthtech Solutions and a contingent right to exchange the Series C shares for control of Healthtech Oncology. Because the transaction is classified as an acquisition under GAAP, the financial results presented in this Report for the three and nine months ended September 30, 2021 include the results of Varian's operations for the period from May 7, 2021 through September 30, 2021.

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

Our cash resources at this time are early stage, as we have relied to date on contributions by management and modest private offerings to their friends and family. The $6,269,511 net loss that we incurred in the first nine months of 2021, therefore, entailed a use for operating activities of only $1,570,582 in cash.

Since our only business activities during the nine months ended September 30, 2021 and 2020 were research and development activities, our expenses during those periods were primarily salaries and consulting and service fees, including fees relating to our development of potential acquisition targets and our efforts at securing the financial resources necessary to fund those acquisitions. During the three and nine months ended September 30, 2021, we incurred $1,205,164 and $2,973,242, respectively, in operating expenses, including, during the three month period, $523,870 in operating expenses of Varian for the period after its acquisition by Healthtech Solutions. The greater portion of our operating expenses were related to the market value of common stock that we granted to attract management, research and development expertise, and other individuals qualified to aid our projects. Of the $2,973,242 in operating expenses incurred during the nine months ended September 30, 2021, stock compensation represented $1,029,028 of the expense.

During the three and nine months ended September 30, 2020, our operating expenses of $155,452 and $340,162, respectively, primarily reflected payments by Medi-Scan for management services along with payments for the research and development activities related to Medi-Scan's scanning technology.

The cash portion of our operating expenses during the three and nine months ended September 30, 2021 was primarily attributable to administrative costs: office expenses plus legal and accounting fees, and fees for public relations services. Legal fees, in particular, were high during the first nine months of 2021, as we initiated negotiations of a number of prospective acquisitions, changed the corporate name, and entered into negotiations with a number of potential sources of finance. As we continue to implement our incubator model, the administrative costs of our operations should continue to grow; if we plot carefully, however, the ratio of cash used for administration to cash used in research and development activities will reduce.

    As a result of the aforesaid expenses, in the three and nine month periods ended September 30, 2021 and 2020, we recorded losses from operations identical to our total operating expenses. During 2021, however, the greater portion of our net loss reflected "other expenses" related to the convertible debentures that we sold during 2020 and the first two months of 2021. During the three months ended September 30, 2021, we did not incur any other expense items. During the nine months ended September 30, 2021, however, we recorded "other expenses" consisting of

           ●    $367,144 in interest expense, which included $351,202 in interest expense due to accretion of the discount on the 7% Convertible Debentures; and.

 ●    $2,933,735 attributable to the increase in the fair value of the derivative liabilities embedded in the 7% Convertible Debentures.

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

After taking into account our Other Expenses, our net loss was $1,205,164 and $6,274,121 during the three and nine months ended September 30, 2021 respectively. During the three and nine months ended September 30, 2020, our net loss was $158,564 and $343,274, respectively.

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

Liquidity and Capital Resources

At December 31, 2020 Healthtech Solutions had working capital totaling $55,035, primarily consisting of cash. At the end of September 2021, despite incurring a $6 million net loss in the intervening nine months, we had a working capital deficit of $1,116,852, as capital contributed by friends and family offset much of our net loss. As noted above, however, the cash requirements of our business plan are intense. To attract exciting additions to our portfolio, we must be able to offer each the several million dollars of financing that is necessary to bring a medical technology to a stage where its sponsor can function independently. Since our ambition is to sustain a portfolio of such enterprises, our near term capital requirements (near term being the two to three years before we can anticipate initial returns on our investments) will be tens of millions of dollars.

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

Application of Critical Accounting Policies

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for the three and nine months ended September 30, 2021, there was one estimates made which was (a) subject to a high degree of uncertainty and (b) material to our results. This was:

●    Our determination of the fair value of the Class C Preferred Stock that we issued in order to acquire ownership of Varian. Based upon the speculative nature of the assets acquired, we determined that the fair value of the Series C Preferred Stock was equal to the amount of cash acquired in the transaction ($1,658) plus the amount of debt in excess of that cash that was assumed ($1,106,046).

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

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Not applicable.

ITEM 4  CONTROLS AND PROCEDURES

            Evaluation of Disclosure Controls and Procedures.  As of September 30, 2021, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures have the following material weaknesses:

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

            Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of September 30, 2021 for the purposes described in this paragraph.

            Changes in Internal Controls.  During the third fiscal quarter, there was no change in internal control over financial reporting (as defined in Rule 13a‑15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described above that occurred during Healthtech Solutions' third fiscal quarter that has materially affected or is reasonably likely to materially affect Healthtech Solutions' internal control over financial reporting.

PART II   ‑   OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A	Risk Factors
There has been no change from the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2	Unregistered Sale of Securities and Use of Proceeds
(a) Unregistered sales of equity securities
There were no unregistered sales of equity securities by the Company during the third quarter of fiscal year 2021, other than those reported in Current Reports on Form 8-K.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the third quarter of fiscal year 2021.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not Applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits
31-a	Rule 13a-14(a) Certification of CEO and CFO
32-a	Rule 13a-14(b) Certification of CEO and CFO
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHTECH SOLUTIONS, INC.

Date: November 22, 2021	By: /s/ Manuel Iglesias Manuel Iglesias, Chief Executive, Financial and Accounting Officer

