Form 10-K
period 2021-12-31
Healthtech Solutions, Inc./UT
filed 2022-04-15
CIK 1307624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_____________________

FORM 10-K

(Mark One)

[√]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes √_ No __

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes √_ No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes _ No √

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company. or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerate filer__Accelerated filer__Non-accelerated filer_Smaller reporting company [√] Emerging growth company __

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No √

As of June 30, 2021 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was $6,953,193.

As of April 14, 2022, there were 66,965,933 shares of common stock outstanding.

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

PART 1

Item 1. Business

Overview

Healthtech Solution Inc. (“Healthtech” or the “Company”) is a life sciences company dedicated to building impactful solutions for people and the healthcare system through an innovative portfolio model approach that fosters the maturation of subsidiary companies with products ranging in development from early stage through commercial growth. We are agnostic to the clinical solution because we believe that to accomplish our mission of improving lives that all options should be on the table, including therapeutics, devices, diagnostics, and digital technology. In fact, we hypothesize that some of the most promising breakthroughs will occur at the interface of these traditional silos, which has already begun to occur. Examples include drug delivery innovation combining advanced therapeutics and devices, human-machine interfaces combining medical devices with digital technology, and companion diagnostics that determine the ideal patient candidate for new therapeutics. Healthcare, illness, and injury are multifactorial, and we believe the solutions often need to be multi-pronged to succeed.

Our business model begins with the identification of target subsidiary companies through our broad network of relationships in academia and industry that continually provide access to new opportunities. Upon thorough due diligence and confirmation of a mutual fit for both Healthtech and the potential portfolio company, we bring the company and/or its technology into a Healthtech subsidiary where we will provide funding and operational support to achieve value enhancing milestones and accelerate the organization’s mission. Upon achieving the targeted value inflection, we will work closely with our subsidiaries to prepare for their independent launch and spin-out. At spin-out, equity is returned in a hybrid structure that results in immediate disbursement of spin-out equity to Healthtech’s shareholders as well as a portion returned to the parent company for re-investment in new opportunities. Through this approach, Healthtech shareholders continually gain exposure to early-stage life science technologies that are approaching the steepest portion of their value creation curve through an investment structure that is devoid of the “carry” typically imposed by a traditional private equity/venture capital fund. Furthermore, we roll up our sleeves and provide significant operational and leadership support to our portfolio companies, increasing their chances of success and decreasing their capital requirements. We believe this multiplies the impact of the funding provided to each subsidiary compared to the traditional passive investing model – and so do our portfolio companies.

Currently, there are three subsidiaries in the Healthtech family: Healthtech Wound Care, Inc. (“HWC”), Medi-Scan Inc. (“MediScan”), and RevHeart Inc. (“RevHeart”). We intend to complete further transactions that will build synergies across the organization, creating a diverse portfolio of assets that still allows us to leverage skillsets and costs amongst our first partners.

Our Portfolio Subsidiaries

Healthtech Wound Care, Inc.

In January 2022, Healthtech Wound Care, Inc. (“HWC”) acquired the assets of Predictive Biotech, Inc. (“PBI”) that were related to PBI’s business of developing novel wound care products for acute and chronic wounds. HWC’s plan is to use those assets as the foundation for HWC’s program of identifying and developing a pipeline of human cell and tissue product (HCT/Ps) candidates that we believe have novel mechanisms of action and immediate clinical potential in accordance with applicable federal regulations.

Prior to the January 2022 asset sale, PBI had developed AmnioBind, a placental membrane allograft designed to act as a covering or barrier for the protection of burns and non-healing wounds such as diabetic foot ulcers. The product is provided in multiple sizes to be applied directly to clean, debrided wounds where bacterial burden and offloading have been addressed. The base material for AmnioBind is collected from live, healthy, births from appropriately screened donors. The collected placental tissue is washed, dehydrated, cut, packaged, and sterilized for commercial distribution. AmnioBind is processed in compliance with US CFR Title 21 Part 1271 and Section 361 of the Public Health Service Act and regulated as a human cell and tissue product. This regulatory status was confirmed in writing on August 23, 2021, by the Tissue Reference Group of the Food and Drug Administration. PBI applied for and was granted a Q-code (Q-4225, per square cm) by the Centers for Medicare and Medicaid, effective 4/1/2022. A provisional patent covering the manufacturing steps and clinical uses for AmnioBind was filed in September, 2021. The patent filing process is expected to be completed in Q2, 2022.

As part of the January asset sale, PBI assigned to HWC the right to market AmnioBind for HWC’s own account as well as control over PBI’s own marketing of AmnioBind and other wound care products that may be developed. PBI also assigned to HWC control over the future development of wound care products, whether developed by HWC or PBI.

Increasing numbers of patients with chronic and acute wounds are resulting in a growing demand for wound care products globally. An estimated 2.5% of the U.S. population suffers from chronic wounds, including diabetic foot ulcers, pressure ulcers, and others. As a result, the adoption rate of wound care products, including traditional therapies, bioactive therapies (including skin substitutes and growth factors) and others, is increasing. Technological advancements in bioactive therapies, such as reduction in overall duration and cost of treatment, have further attracted the patient population to these products. The global wound care market is projected to grow from USD 18.51 billion in 2022 to USD 28.23 billion by 2029, exhibiting a CAGR of 6.2% during the forecast period.

Predictive Biotech intends to further elucidate the efficacy mechanism of action of AmnioBind in a clinical study in which AmnioBind (in addition to standard of care) is compared to a commercially available product and standard of care alone. AmnioBind, along with standard of care, is expected to significantly reduce treatment times of patients when compared to standard of care alone.

The Wound Care Market and Placental Tissue

Skin conditions, which include but are not limited to wounds, can be devastating to patients. There are an estimated 500,000 burns treated in the United States each year, and globally this statistic increases to 11 million injuries per year. The overall mortality rate for burn injury has been estimated to have been 4.9% between 1998-2007 and medical costs for burn treatments approach $2 billion per year. In addition, chronic wounds constitute a large patient base and healing rates remain below 50%. These non-healing chronic wounds are estimated to affect 7 million people in the United States. Patients who suffer from these skin conditions can benefit from rapid treatments that result in at least partial closure and protection of the wounds.

Diabetic foot ulcers (DFUs) are a major health complication that will affect up to 15% of individuals with diabetes mellitus over their lifetime. The treatment of DFUs is an extremely challenging scenario, as these ulcers may be recalcitrant to SOC treatments, thus increasing the risk of infection and sequelae such as amputations. It is estimated that approximately 15% of all DFUs will result in a lower extremity amputation and develop concomitant medical complications that are associated with increased mortality rates.

DFUs not only have a detrimental effect on a patient’s quality of life, but also pose a significant burden on healthcare facilities and the public and/or private payers who support these facilities. Waycaster et al. noted a recent economic evaluation of Medicare beneficiaries which concluded that the United States spent $32B USD in 2014 on 8.2 million patients This equates to approximately $4,000 USD per patient.

Human amniotic membrane has been used in the treatment of wounds since the early 20th century. Numerous potential applications of this tissue have been investigated since then. Studies have demonstrated that amniotic membranes have anti-inflammatory effects, are antimicrobial, demonstrate anti-scarring, maintain an anti-adhesive activity, are non-immunogenic with low antigenicity, have analgesic properties, and promote re- epithelialization. One noted application is for use in patients with DFUs. A recent systematic review and meta-analysis by Laurent et al. concluded that “[h]uman amnion/chorion membrane + standard of care treatment heals DFUs significantly faster than standard of care alone.”

Facilities for Wound Care Operations

PBI’s laboratory facility is register with the U.S. Food and Drug Administration as a Human Cell and Tissue Establishment, FDA Establishment Identifier (FEI): 3012707547. The facility includes two (2) ISO Class 7 cleanrooms containing twelve (12) ISO Class 5 Biological Safety Cabinets. The equipment and facilities are inspected and validated semiannually by independent contractors to ensure that all are functioning correctly. PBI’s facility conforms to current Good Tissue Practices (21 CFR 1271.150), current Good Manufacturing Practices and is ISO 13485 certified. These facilities will be used in manufacturing AmnioBind and other products for commercial use and for experimental use in Investigational New Drug Applications. Since the sale of assets in January 2022, the lab facility has operated under the direction of HWC.

MediScan, Inc.

MediScan is a company developing advanced ultrasound imaging and artificial intelligence (“AI”) based image analysis software. Within the past few years, medical professionals have realized the wide-spread versatility of handheld ultrasound devices. Point-of-care ultrasound (“POCUS”) and handheld systems now represent a rapidly growing portion of sales of ultrasound technology in the United States and worldwide. Ultrasound devices with the AI-based software applications MediScan is developing have the potential to enable healthcare professionals to more efficiently triage and prioritize workflows due to enhanced visualization and/or computer-assisted analysis of suspected findings.

MediScan is developing its AI-based software for analysis of ultrasound images of the chest (primarily lung) and musculoskeletal (“MSK”) system. The software is being trained with validated ultrasound images using AI algorithms. Once sufficiently trained for each targeted disease or injury pattern, we expect that the AI-based software will be capable of analyzing images and studies for suspected diseases or injuries to assist with triage and prioritization in point-of-care settings. These systems will not alter the images and will not be intended to be used as a diagnostic device, at least initially. As training of each system is completed, resulting in proof-of-concept data, MediScan will define and design the necessary validation studies to pursue regulatory clearance for each application, while continuing to enhance the capabilities within each organ or tissue system. In addition to the lead development programs focused on chest and MSK ultrasound software analysis, we are evaluating other organ systems, disease states, or tissues that could benefit from a similar point-of-care (“POC”) solution based on unmet needs and workflow challenges with current solutions. In parallel, we are developing a cloud-based software system capable of converting two-dimensional analog grayscale ultrasound images into a digital three-dimensional high-definition color format with the goal of expanding the visual image available to the healthcare provider (“HCP”).

MediScan has filed two provisional patent applications with the U.S. Patent and Trademark Office listed below, and through its ongoing research efforts, MediScan expects to develop additional technology and application methods of strategic value to the Company, for which it may seek patent protection.

•	System Method, Apparatus, and Computer Program Product for Ultrasonic Clinical Decision Support; and
•	System, Method, and Apparatus for Monitoring Cardiac Tissue Damage.

We intend to market our imaging technology through the Software as a Service ("SaaS") model. SaaS is a business model where the software system is held in the cloud and accessed by a local computer, tablet or smartphone via the internet. The healthcare industry is adopting the SaaS model for clinical information systems (such as PACS, EHR, telehealth applications, treatment planning software) and nonclinical information systems (such as billing, revenue cycle management, and supply chain management).

Understanding that not every healthcare system and practice has adopted widespread use of the SaaS model, we are further attracted to POCUS solutions, which have less barriers to entry to facilitate for SaaS models compared to the traditional imaging solutions that are contained within large hospital systems and imaging centers, that may be reluctant to on-board numerous single algorithms that are now gaining FDA clearance. The Canadian Association of Radiologists highlighted this sentiment stating, “Ultimately, the driver of clinical adoption may reside in the implementation and availability of AI applications integrated into the PACS system at the reading station.” Within the last three years since that white paper was written, the field of AI in medicine has accelerated, now with numerous AI-based software assistants cleared by the FDA, and new solutions to large scale integration blossoming in the form of medical AI algorithm marketplaces. AI marketplaces and larger multimodal AI infrastructure have the potential to accelerate the adoption of AI in medicine by creating a model that mirrors “app stores” - algorithms that provide the greatest value can compete.

We believe the market opportunity for AI-based medical image analysis is large, that it will grow rapidly over the next ten years, and that regulatory and industry solutions are now developed to the point of making the commercialization and adoption of medical AI-based software feasible. In regard to the handheld POCUS probes and devices alone, the global portable ultrasound market size is projected to reach $3.9 billion in 2026, according to Fortune Business Insights. The market stood at $1.8 billion in sales in 2019 with a projected CAGR of 13.6% from 2020 to 2026. North America accounted for $733 million in sales in 2019 and is expected to remain the market leader.

The global ultrasound image analysis software market, separate from the POCUS hardware market described above, is projected to reach between $2.9 and $4.5 billion by 2025. Both markets are expected to synergistically drive each other, with increasing adoption of POCUS hardware due to AI image analysis reducing expertise to perform POCUS. Furthermore, these projections may already be underestimating the adoption of POCUS devices due to the acceleration of use throughout the COVID-19 pandemic, where POC solutions that limited patient movement and provided information allowing for rapid triage became necessities.

Within the last three years, numerous AI-based software assistants have been cleared by the United States Food and Drug Administration (“FDA”). New solutions to large scale integration of these narrowly focused algorithms are becoming available as “medical AI algorithm marketplaces”. These marketplaces may be able to aggregate the growing number of algorithms, and seamlessly integrate them into radiologists’ or healthcare systems’ workflows. The currently available medical AI algorithm marketplaces and more advanced infrastructure solutions being designed by large companies could lower the barriers to entry for new products with highly focused niche applications.

RevHeart, Inc.

RevHeart is a discovery stage company focused on novel approaches to correct cardiac rhythm abnormalities using electromagnetic waveforms in an innovative approach called entrainment, building from advances gained in other disease states. Entrainment, which is currently used in tachycardia (rapid heartbeat), works by linking the patient’s abnormal heart rhythm together with a normal heart rhythm, and gently encouraging the abnormal rhythm to revert to a more normal rhythm. As part of these efforts, RevHeart is developing software technology that compares a healthy heart rhythm electronic signal with a damaged heart’s signal, and subsequently derives an electronic signal representing the potentially curative waveform. Then, through a monitored feed-back mechanism, the curative electronic signal would be introduced to the patient to achieve a reversion to the healthy heart rhythm. RevHeart plans to develop the software and prototype of the device capable of testing the hypothesis that entrainment can convert abnormal electrocardiogram (“ECG”) waveforms into normal ECG waveforms through iterative corrective signals.

RevHeart has filed a provisional patent application with the U.S. Patent and Trademark Office listed below, and through its ongoing research efforts, RevHeart expects to develop additional technology and application methods of strategic value to the Company, for which it may seek patent protection.

•	System, Method and Apparatus for Stimulating Cardiac Muscle Injury Recovery.

All cardiac rhythm abnormalities could potentially benefit from the RevHeart device and entrainment, such as atrial fibrillation (“AFib”) and conduction system diseases. AFib is projected to affect between 6 and 12 million people in the United States by 2050. According to Markets and Markets, the cardiac monitoring and rhythm management devices market is projected to reach $26. billion worldwide by 2025 with a projected CAGR of 4.0% from 2020 to 2025, with the United States occupying the largest share of the market.

Our Portfolio Investment

As noted above, our business plan contemplates that we will acquire Portfolio Subsidiaries in their early stages of development, nurture them until they are market-ready, then transfer our control via spin-out or otherwise, while retaining a minority interest in the newly-independent company as a Portfolio Investment. At present, we hold one Portfolio Investment, a 5.5% interest in the equity of Varian Biopharmaceuticals, Inc. (“Varian”),

Varian Biopharmaceuticals, Inc.

Varian is an emerging biopharmaceutical company focused on the development of novel, targeted oncology therapies with transformational potential for cancer patients. Varian’s strategy is to identify, license and develop a pipeline of therapeutic candidates that they believe have novel mechanisms of action and transformative clinical potential, and then to bring the requisite scientific and clinical resources together to move them forward in the promise of safer and more effective cancer treatments.

Varian is developing VAR-101/102, a high-potency, specific, atypical Protein Kinase C iota (“aPKCi”) inhibitor in two formulations. Recently, numerous scientific publications have identified aPKCi as an oncogene, whose presence and activation has been implicated in the development and growth of multiple forms of human cancer including basal cell carcinoma (“BCC”), cutaneous T-cell lymphoma (“CTCL”), pancreatic, non-small cell lung cancel (“NSCLC”), acute myeloid leukemia (“AML”) and others. The active pharmaceutical ingredient in VAR-101/102, an aPKCi inhibitor, has demonstrated dose dependent anti-tumor activity in murine and human BCC cell lines, as well as other cancer models. Varian intends to develop VAR-101 in a topical formulation for BCC which has the potential to offer optimal clinical utility in BCC as a surgical neoadjuvant or adjuvant therapy. VAR-102, an oral formulation of the active aPKCi inhibitor, lends itself to broader applications in multiple tumor types. Varian believes that VAR-101 and VAR-102, if approved, could represent significant medical and commercial opportunities. Varian has agreements in place with contract manufacturers and research organizations, and consulting groups, for API synthesis, formulation and non-clinical studies to progress the development of VAR-101 and VAR-102 in IND enabling activities.

In May 2021 Healthtech Solutions acquired all of the equity in Varian. Between May 2021 and November 2021, Healthtech Solutions contributed approximately $900,000 to fund the ongoing operations of Varian, while Healthtech management and the Varian management team jointly pursued the financing that Varian requires to become market-ready. In November 2021, the parties agreed to sever the relationship: Healthtech Solutions returned 94.5% of the equity in Varian to its original owners. Healthtech Solutions now holds the remaining 5.5% equity interest in Varian as its initial Portfolio Investment.

Regulatory Requirements

HWC’s AmnioBind product has received all necessary regulatory clearance to be marketed for wound care indications. MediScan’s imaging APP, therefore, is the only product in our portfolio at this time for which regulatory approval will be required. The following discussion, therefore, focuses on the regulations that will be applicable to the imaging APP. As we expand our portfolio, however, other aspects of federal and state regulation of products for medical application will become relevant.

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

Under the U.S. Food, Drug, and Cosmetic Act ("FDCA"), the FDA classifies each medical device into one of three classes: Class I, Class II or Class III. Class I medical devices are deemed to pose the lowest risk to the patient. We anticipate that MediScan’s imaging APP will be reviewed as a Class I device since it consists of software and there are no patient-facing components (i.e. nothing touches the patient and there is no energy transfer to the patient). In addition, our imaging APP is not completely novel, and there are legally marketed devices that can be used as predicate devices. The safety and efficacy of our imaging APP can be assured through the use of general and special controls, and the technology used is sufficiently similar that risks and benefits of the technology can be evaluated using prior knowledge.

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

Verification testing confirms that the output of the software matches inputs and confirms using objective evidence that the specified requirements have been fulfilled. Accurate and detailed product requirements and design specifications are necessary to permit efficient verification testing. Testing should confirm that the product both performs as intended, and in the way anticipated. Verification testing will also include verification of adequate design for purposes of assuring the cybersecurity of the device.

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

To obtain 510(k) clearance for MediScan’s imaging APP, we will be required to submit a premarket notification demonstrating that the proposed medical device is substantially equivalent in terms of safety and effectiveness to a previously cleared medical device used for the same indications. Typically, data must be submitted to the FDA demonstrating similar technology and clinical and non- clinical performance, electromagnetic compatibility, software validation, and when appropriate, biocompatibility characteristics. FDA’s 510(k) clearance pathway usually takes from three to twelve months. On average the review time is approximately six months, but it can take significantly longer than twelve months in some instances, as the FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence.

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

Any of the devices that we are developing for use in treatment of cardiomyopathy will be classified as Class III devices, which are those devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared medical device. Class III medical devices require a Pre-Market Approval ("PMA") before commercialization. This is the most stringent regulatory review and requires substantial development of clinical data to demonstrate safety and effectiveness before the FDA permits the device to be marketed. The Filing Fee payable to the FDA for a PMA is $365,657; the Small Business Fee is $91,414 (as compared to $12,432 and $3,108 for submission of a 510(k) application). In addition, to the extent that we are seeking approval for a medical diagnostic or therapeutic product that would be classified as biologic or pharmaceutical product, FDA guidelines will require that we partner with an FDA-approved biological or pharmaceutical company to perform the requisite studies. Such a partnering arrangement may require that we license our technology to the partner for regulatory and marketing purposes.

It is important to note that, because the FDA’s determination is based on its evaluation of the data and regulatory decision-making regarding safety, effectiveness and compliance with other legal and regulatory requirements, approval of a marketing application is not assured.

Healthcare Regulation in General

Our future business operations and activities in the U.S. may be directly or indirectly subject to certain federal and state laws relating to the privacy and security of health information, and state and federal laws designed to guard against healthcare fraud and abuse, including, but not limited to, those described below.

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

Employees

Healthtech Solutions, Inc. currently has no full-time employees; neither do any of its subsidiaries. The President of Healthtech Solutions devotes substantially all of his business time and attention to our operations and is the only consultant to do so. He is assisted by approximately 20 hourly consultants who work for Healthtech, Healthtech Wound Care and MediScan on a part-time basis. In addition, the personnel of Predictive Biotech, Inc. who are involved in the wound care business assigned to HWC provide services to that business under the direction of HWC.

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

Note 3 to our consolidated financial statements for the year ended December 31, 2021 discloses that our financial condition raises substantial doubt as to the Company’s ability to continue as a going concern. The risk of investing in a company whose financial statements carry a going concern opinion is that you are likely to lose all of your investment if the company fails to continue as a going concern. In our case, successful introduction of wound care products to the market will require an investment of several million dollars, as will completion of the development of our imaging system and securing government approval of its use in the U.S and the European Union. Development of follow-on technologies into marketable products will then require substantial additional capital investment. We currently have only modest cash resources and will require significant capital contributions in order to fully implement our business plan. If we fail to adequately capitalize our business and are not able to convert our business into a going concern, investors in us will lose their investment.

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

Our business entails a significant risk of product liability and if we are unable to obtain sufficient insurance coverage such inability could have an adverse effect on our business and financial condition.

Our business exposes us to significant product liability risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in an FDA, EMA or other regulatory authority investigation of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs. FDA, EMA or other regulatory authority investigations could potentially lead to a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources and substantial monetary awards to trial participants or patients. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have an adverse effect on our business and financial condition.

The COVID-19 pandemic could adversely impact our business, including our planned development, manufacturing and pre-clinical studies.

The COVID-19 pandemic in the United States and in other countries could cause significant disruptions that could severely impact our business, including:

•	delays or difficulties in pre-formulation, formulation and manufacturing activities;
•	delays or difficulties in recruiting advisors and consultants;
•	inability or unwillingness of personnel to travel to the outside vendor sites;
•	delays or difficulties in data collection and analysis and other related activities;
•	interruption of key manufacturing and formulation development, due to limitations on travel imposed or recommended by federal or state governments, employers and others;
•	limitations in employee and consultant/advisor resources that would otherwise be focused on the conduct of our research and development activities, including because of sickness of employees or their families or mitigation measures such as lock-downs and social distancing;
•	changes in local regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our research is conducted, which may result in unexpected costs, delays, or to discontinue the clinical trials altogether;
•	delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and
•	adverse impacts on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise additional capital when needed.

Such disruptions could impede, delay, limit or prevent completion of our manufacturing and formulation development, and preclinical studies or commencement of future clinical trials and ultimately lead to the delay or denial of regulatory approval of our product candidates, which would seriously harm our operations and financial condition and increase our costs and expenses. Future or revised stay-at-home orders could result in delays or otherwise negatively impact our development activities. The COVID-19 pandemic could also affect the business of the FDA or other health authorities which could result in delays in meetings related to planned clinical trials and ultimately of reviews and approvals of our product candidates. Moreover, to the extent the evolving effects of the COVID-19 pandemic adversely affect our business and financial condition, they may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section.

Risks Attendant to Our Intellectual Property

Our success depends on our ability to protect our intellectual property and our proprietary technologies.

Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for our product candidates, proprietary technologies and their uses, as well as our ability to operate without infringing the proprietary rights of others. If we or our licensors are unable to protect our intellectual property rights or if our intellectual property rights are inadequate for our technology or our product candidates, our competitive position could be harmed. We generally seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates, proprietary technologies and their uses that are important to our business. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims read on the technology. There can be no assurance that our patent applications will result in patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents, if issued, will not be infringed, designed around, invalidated or rendered unenforceable by third parties. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and such protection may not adequately protect our rights or permit us to gain or keep any competitive advantage. These uncertainties and/or limitations in our ability to properly protect the intellectual property rights relating to our product candidates could have a material adverse effect on our financial condition and results of operations.

Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. Claims by third parties that we infringe their proprietary rights may result in liability for damages or prevent or delay our developmental and commercialization efforts.

Our commercial success depends in part on avoiding infringement of the patents and proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our product candidates and products that may be approved in the future, or impair our competitive position. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biopharmaceutical industry, including patent infringement lawsuits, oppositions, reexaminations, inter partes review proceedings and post-grant review proceedings before the USPTO and/or foreign patent offices. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates.

We may become involved in lawsuits or administrative disputes to protect or enforce our patents or other intellectual property, which could be expensive, time-consuming and unsuccessful.

Competitors and other third parties may infringe, misappropriate or otherwise violate our patents, trademarks, copyrights, trade secrets or other intellectual property. To counter infringement, misappropriation or other violations, we may be required to file infringement, misappropriation or other violation claims, which can be expensive and time-consuming and divert the time and attention of our management and business and scientific personnel. In addition, many of our adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we can. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product or service. It may be difficult to detect infringers who do not advertise the components or methods that are used in connection with their products and services.

Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe, misappropriate or otherwise violate their patents or their other intellectual property, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In patent litigation in the United States, counterclaims challenging the validity, enforceability or scope of asserted patents are commonplace. Similarly, third parties may initiate legal proceedings against us seeking a declaration that certain of our intellectual property is not infringed, invalid or unenforceable. The outcome of any such proceeding is generally unpredictable.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to our reliance on patent protection, we rely on the protection of our trade secrets, including unpatented know-how, technology and other proprietary information to maintain our competitive position. Although we have taken steps to protect our trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties, and confidential information and inventions agreements with employees, consultants, licensors and advisors, we cannot provide any assurances that all such agreements have been duly executed, and any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products that we consider proprietary. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary information will be effective. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets.

Moreover, third parties may still obtain this information or may come upon this or similar information independently, and we would have no right to prevent them from using that technology or information to compete with us. If any of these events occurs or if we otherwise lose protection for our trade secrets, the value of this information may be greatly reduced and our competitive position would be harmed. If we or our licensors do not apply for patent protection prior to such publication or if we cannot otherwise maintain the confidentiality of our proprietary technology and other confidential information, then our ability to obtain patent protection or to protect our trade secret information may be jeopardized.

Risks Attendant to Our Specific Products

Wound Care

Our wound care products are dependent on the availability of tissue from human donors, and any disruption in supply could adversely affect our business.

The success of our wound care products depends upon, among other factors, the availability of tissue from human donors. Any failure to obtain tissue from our sources will interfere with our ability to effectively meet demand for our products incorporating human tissue. The processing of human tissue into our products is very labor-intensive and it is therefore difficult to maintain a steady supply stream. The availability of donated tissue could also be adversely impacted by regulatory changes, public opinion of the donor process as well as our own reputation in the industry. The challenges we may face in obtaining adequate supplies of human tissue involve several risks, including limited control over availability, quality, and delivery schedules. In addition, any interruption in the supply of any human tissue component could materially harm our ability to manufacture our products until a new source of supply, if any, could be found. We may be unable to find a sufficient alternative supply channel in a reasonable time period or on commercially reasonable terms, if at all, which would have a material adverse effect on our business, results of operations and financial condition.

The wound care products we intend to manufacture and process are derived from human tissue and, therefore, have the potential for disease transmission.

The utilization of human tissue creates the potential for transmission of communicable disease, including, but not limited to, human immunodeficiency virus ("HIV"), viral hepatitis, syphilis and other viral, fungal, or bacterial pathogens.  We are required to comply with federal and state regulations intended to prevent communicable disease transmission. Although we maintain strict quality controls over the procurement and processing of our tissue including sterility testing by independent labs, there is no assurance that these quality controls will be adequate.  In addition, negative publicity concerning disease transmission from other companies' improperly processed donated tissue could have a negative impact on the demand for our products.

We will rely on a single laboratory facility to process our wound care products.

We will rely on a single laboratory facility in Salt Lake City, Utah that we lease and operate to process our wound care products. This facility and certain pieces of laboratory equipment would be difficult to replace and may require significant replacement lead-time. This facility could be affected by natural disasters such as earthquakes, floods, and fires. In the event the facility or the equipment located in the facility are affected by man-made or natural disasters, we would be unable to continue our wound care business and meet customer demands for a significant period of time. Any interruption in our wound care business would result in a loss of goodwill, including damage to our reputation.

Imaging APP

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

Cardiac Therapy

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

Risks Attendant to Our Reliance on Third Parties

We rely, and expect to rely in the future, on third parties, including independent clinical investigators, CMOs and CROs, to conduct certain aspects of our manufacturing, preclinical studies and planned clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We have relied upon and plan to rely in the future upon third parties, including independent clinical investigators and third-party CMOs and CROs, to conduct certain aspects of our manufacturing, preclinical studies and planned clinical trials and to monitor and manage data for our ongoing preclinical and planned clinical programs.

We rely or will rely on these parties for execution of our preclinical studies and planned clinical trials, and may not control, or will only control certain aspects of, their activities. Nevertheless, we are or will be responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our products candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be adversely affected if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Formulation and manufacturing our product candidates is complex and we may encounter difficulties in production. If we encounter such difficulties, our ability to provide supply of our product candidates for preclinical studies and clinical trials or for commercial purposes could be delayed or stopped.

The process of formulating and manufacturing our product candidates is complex and highly regulated.

We expect to rely on third parties for the formulation and manufacture of our product candidates. These third-party manufacturers may incorporate their own proprietary processes into our product candidate manufacturing processes. We will have limited control and oversight of a third party’s proprietary process, and a third party may elect to modify its process without our consent or knowledge. These modifications could negatively impact our manufacturing, including product loss or failure that requires additional manufacturing runs or a change in manufacturer, both of which could significantly increase the cost of and significantly delay the manufacture of our product candidates.

As our product candidates progress through preclinical studies and clinical trials towards approval and commercialization, it is expected that various aspects of the manufacturing process will be altered in an effort to optimize processes and results. Such changes may require amendments to be made to regulatory applications which may further delay the timeframes under which modified manufacturing processes can be used for any of our product candidates and additional bridging studies or trials may be required.

If our third-party manufacturers use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our research and development activities may involve the controlled use of potentially hazardous substances, including chemical and biological materials, by our third-party manufacturers. Our manufacturers are subject to federal, state and local laws and regulations in the United States governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that our manufacturers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from medical or hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.

We may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.

We will rely on information technology systems that we or our third-party vendors operate to process, transmit and store electronic information. In addition, the COVID-19 pandemic has intensified our dependence on information technology systems as many of our critical business activities have been conducted remotely. In connection with our discovery and development efforts, we may collect and use a variety of personal data, such as name, mailing address, email addresses, phone number and clinical trial information. A successful cyberattack could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Moreover, the prevalent use of mobile devices to access confidential information increases the risk of security breaches. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans.

In addition, the information technology systems of various third parties on which we rely, including our CMOs, CROs and other contractors, consultants and legal and accounting firms, may sustain damage from computer viruses, unauthorized access, data breaches, phishing attacks, cybercriminals, natural disasters (including hurricanes and earthquakes), terrorism, war and telecommunication and electrical failures. We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows.

Risks Attendant to Our Management and Corporate Governance

We have a limited staff. This situation makes it difficult to implement proper internal controls over financial reporting and to develop and implement long term strategies.

Having only limited staff makes it difficult for us to establish corporate governance practices, including disclosure controls and procedures, and to manage internal control over financial reporting. With limited staff, we need to outsource these and other matters, leading to reliance on third parties. Faulty judgments, errors or mistakes, or the failure to adhere to established controls and procedures by such third parties may make it difficult for us to ensure that the objectives of the control system are met. A failure of our controls and procedures to detect other than inconsequential errors or fraud could seriously harm our business.

The elimination of monetary liability against our directors, officers and employees under our Bylaws and the existence of indemnification rights to our directors, officers and employees under our Articles of Incorporation may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our Bylaws contain provisions that limit the liability of our directors and officers for monetary damages to our company and shareholders. Our Articles of Incorporation also require us to indemnify our officers and directors against claims arising from their service as such. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees that we may be unable to recoup. These provisions and resulting costs may also discourage our company from bringing a lawsuit against directors or officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

Risks Attendant to Regulatory Approval and Other Legal Compliance Matters

We may be unable to obtain U.S. or foreign regulatory approvals and, as a result, may be unable to commercialize our product candidates.

Rigorous preclinical testing and clinical trials and an extensive regulatory approval process must be successfully completed in the United States and in many foreign jurisdictions before a new drug or device can be marketed. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. We cannot provide any assurance that any product candidate we may develop will progress through required clinical testing and obtain the regulatory approvals necessary for us to begin selling them.

As a company, we have not conducted any pre-clinical studies or clinical trials of any product candidates, nor have we managed the regulatory approval process with the FDA or any other regulatory authority. The time required to obtain approvals from the FDA and other regulatory authorities is unpredictable and requires successful completion of extensive clinical trials which typically takes many years, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its foreign counterparts use when evaluating clinical trial data can and often changes during product development, which makes it difficult to predict with any certainty how they will be applied. We may also encounter unexpected delays or increased costs due to new government regulations, including future legislation or administrative action, or changes in FDA policy during the period of drug development, clinical trials and FDA regulatory review.

Any delay or failure in seeking or obtaining required approvals would have a material and adverse effect on our ability to generate revenue from the particular product candidate for which we are developing and seeking approval. Furthermore, any regulatory approval to market a drug or device may be subject to significant limitations on the approved uses or indications for which we may market the drug or the labeling or other restrictions. In addition, the FDA has the authority to require a REMS as part of approving an NDA, or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug. These requirements or restrictions might include limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. These limitations and restrictions may significantly limit the size of the market for the product and affect reimbursement by third-party payors.

Even if our product candidates receive regulatory approval, they will be subject to significant post-marketing regulatory requirements and oversight. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions on marketing or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates, when and if any of them are approved.

Following any regulatory approvals, our products will be subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of medical products and devices. Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements.

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the current U.S. administration may impact our business and industry. Namely, the current U.S. administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these executive actions, including the Executive Orders, will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Healthtech Solutions' executive offices are located at 181 Dante Avenue, Tuckahoe, New York 10707. The offices are provided by our corporate secretary free of charge.

Our subsidiary, Healthtech Wound Care, Inc., is currently leasing offices that include a laboratory in Salt Lake City for approximately $32,000 per month. We expect to enter into a formal lease for the premises in the near future. That property will be adequate for the operations of Healthtech Wound Care, Inc. for the foreseeable future.

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

The Company's common stock is thinly traded. The quoted bid and asked prices for the Common Stock vary significantly from week to week. An investor holding shares of the Company's Common Stock may find it difficult to sell the shares and may find it impossible to sell more than a small number of shares at the quoted bid price.

(b) Shareholders

Our shareholders list contains the names of 153 stockholders of record of the Company’s Common Stock.

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

(e) Sale of Unregistered Securities

The Company did not make any sale of unregistered securities during the 4th quarter of fiscal year 2021.

(f) Repurchase of Equity Securities

The Company did not repurchase any shares of its common stock during the 4th quarter of fiscal year 2021.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

On November 16, 2020, Healthtech Solutions, Inc. acquired all of the capital stock of Medi-Scan, Inc. in exchange for Series A Preferred Stock that at that time represented 97% of the equity in Healthtech Solutions. Because the transaction is classified as a reverse merger under GAAP, the financial results presented in this Report for the period prior to November 16, 2020 are the financial results of MediScan for that period.

******************************

The primary focus of our operating activities during 2021 was Varian Biopharmaceuticals, Inc. After two months of negotiations, we acquired Varian in May 2021 in exchange for shares of our Series C Preferred Stock, which was designed to facilitate the entry of Varian into our incubator model and its later departure from the incubator. We disposed of Varian in November 2021 by returning the capital stock of Varian to its original shareholders, who in turn delivered to us the Series C shares as well as 5.5% of the capital stock of Varian. The capital stock of Varian that we own is reflected on out balance sheets as “investment in and advance to non-consolidated affiliate”.

Our ownership and control of Varian during 2021 is reflected on our Statements of Operations as a Loss from Discontinued Operations. Specifically, we recorded $668,960 as our 100% share of the loss realized by Varian during the six month period when we owned it. We also separately disclosed the $134,111 loss that we realized as a result of disposing of Varian, being the amount of our investment in Varian that was not recovered.

Our loss from operations for 2021 and 2020 was attributable primarily to the administrative expenses incurred as we developed the infrastructure and relationships necessary to effectively implement the incubator model that is the core of our business plan.

The largest item contributing to our loss from operations was general and administrative expenses attributable to related parties, which totaled $2,595,132 in 2021, compared to $129,733 in 2020. The bulk of the 2021 expense - $2.2 million – represented the then-market value of four million shares of our common stock that were issued to two of our directors and our general counsel in November 2021. The shares were issued in the wake of our disposal of Varian because extraordinary efforts would be required from these three individuals to refocus Healthtech’s development, efforts for which we had no other means of compensating these individuals, having substantially exhausted our cash resources sustaining Varian.

The remainder of the general and administrative expenses were primarily attributable to compensation (cash and stock) of the group of consultants who represent our labor force, legal and accounting expenses (particularly high due to acquisitions and several aborted efforts at acquisitions), office expenses, public relations expenses, and other expenses related to our efforts to bring Healthtech to the level of an effective incubator.

The research and development activities relating to MediScan and RevHeart caused us to incur $481,772 in expenses during 2021 (including $322.000 accrued due to activities of related parties), a modest increase over the $425,833 that we incurred during 2020 in connection with research and development by MediScan. The increase was primarily attributable to the organization of RevHeart early in 2021 and the initiation of its research activities. We expect that our research and development expenses will rise significantly if we obtain the capital resources necessary to fully implement our business plan. In particular, the effort to bring MediScan’s technology to market will require several million dollars of capital investment.

As a result of the expenses described above, we realized in 2021 a loss from operations totaling $5,005,268. Our operations in 2020 resulted in a loss of $709,858.

In the fall of 2020, prior to our reverse merger, MediScan sold 7% Convertible Debentures to obtain capital. In connection with the reverse merger, the MediScan debentures were exchanged for 7% Convertible Debentures issued by Healthtech Solutions. Healthtech Solutions then sold additional Debentures, with the result that by spring of 2021 the principal and accrued interest on the Debentures totaled $803,715. In May 2021 we exchanged common stock with the holders of the Debentures to fully satisfy the Debentures.

We accounted for our convertible debt in accordance with ASC 815, Derivatives and Hedging as the conversion feature embedded in the convertible debentures could have resulted in the debenture principal and related accrued interest being converted to a variable number of our common shares. The conversion feature on these debentures was variable and based on trailing market prices. It therefore contained an embedded derivative. The fair value of the conversion feature was calculated when the debentures were issued, and we recorded a debenture discount and derivative liability for the calculated value. We recognized interest expense for accretion of the debenture discount over the term of the note. The conversion liability was valued at the end of the reporting period and resulted in loss for the change in fair value. Among the reasons why we negotiated a cancellation of the Debentures in exchange for common stock was that the volatile price of our stock meant that the gain or loss realized due to the Debentures could often be material to our results.

Accounting for the Convertible Debentures, as described above, we realized a derivative expense of $2,933,735 in 2021. We also recorded $367,144 in interest expense, most of which was attributable to the debentures. After taking these Other Expenses into account, we realized a net loss from continuing operations of $8,306,147 ($0.28 per share) in 2021. After taking into account our loss as a result of the investment in Varian, our net loss for 2021 was $9,109,218 ($0.31 per share). Our net loss for 2020 was $732,208 ($0.61 per share).

Liquidity and Capital Resources

Our company is designed to function as an incubator for development stage medical technology enterprises. During 2021 and 2020 our statements of cash flows reflected that design: in each year we raised capital from the sale of securities and used approximately the amount of cash raised to fund medical research. Our administrative expenses, albeit representing a large portion of our loss in each year, were primarily paid for by issuance of common stock.

In 2021, the operating activities of our continuing operations used $1,224,799 in cash, despite the net loss from continuing operations of $8,440,259 that we recorded for the year. The difference was primarily attributable to the $2,933,735 in expenses that we incurred in relation to our conversion of convertible debentures and the $3,229,028 in compensation expense that we incurred as a result of issuance of our common stock to management and consultants. In 2020, when our operations were exclusively focused on MediScan, the $531,446 of cash that we used in operations differed from our net loss primarily because we borrowed $105,754 from related parties in that year.

At December 31, 2021 Healthtech Solutions had a working capital deficit of $757,563, representing a decline of $812,598 in working capital during 2021. The decline occurred because we increased our accrued expenses and accounts payable by a total of $653,575 and the net cash provided by our financing activities during 2021 was $121,891 short of the net cash used in our continuing operating activities and net cash used in investing activities. The underlying reason for the decline in working capital was our cash investment in the operations of Varian, which was reduced to a $110,000 asset on our balance sheet when we returned Varian to its original shareholders in November 2021. As a result, by the 4th quarter of 2021 we had eliminated most of the cash reserves we accumulated in the first half of 2021 and were funding ongoing operations by borrowing from our shareholders.

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

Note 3 to our 2021 consolidated financial statements discloses that the financial condition of Healthtech Solutions raises substantial doubt as to the Company's ability to continue as a going concern. Management intends to pursue one or more offerings of securities in order to obtain the funds that will be necessary for successful implementation of our business plan. At present, however, no commitments for future funding have been received.

Application of Critical Accounting Policies

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for the years ended December 31, 2021 and 2020, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results. These were:

·	Our determination of the fair value of the derivative liability embedded in the 7% Convertible Debentures. We based the determination of fair value on certain assumptions specified in Note 9 to our Financial Statements. Application of those assumptions led us to record a derivative expense of $2,933,735 for 2021 and a change in fair value of derivative liability of $2,773 for 2020.

·	Our determination to record as $60,000 the fair value of the 5.5% interest in Varian Biopharmaceuticals that we received in November 2021. This determination was based on the financial condition of Varian at that time and the absence of objective criteria for attributing fair value to its technology. As a result, our investment in Varian was fully expensed in our 2021 financial statements.

Impact of Accounting Pronouncements

 There were no recent accounting pronouncements that have or will have a material effect on the Corporation’s financial position or results of operations.

Item 7a Quantitative And Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Page
F-1	Report of Independent Registered Public Accounting Firm

F-2	Consolidated Balance Sheets as of December 31, 2021 and 2020.

F-3	Consolidated Statements of Operations for the Years Ended December 31, 2021 and 2020.

F-4	Consolidated Statement of Changes in Stockholders’ (Deficiency) Equity for the Years Ended December 31, 2021 and 2020.

F-5	Consolidated Statement of Cash Flows for the Years Ended December 31, 2021 and 2020.

F-6 to F-16	Notes to Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Healthtech Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Healthtech Solutions, Inc.(the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

As discussed in Note 3 to the accompanying consolidated financial statements, the accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not generated any revenue since inception and has an accumulated deficit of $10,547,924 as of December 31, 2021. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Continuation as a going concern is dependent on the ability to raise additional capital and financing, though there is no assurance of success. Management’s plans in regard to these matters are also described in Note 3 to the accompanying financial statements.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Prager Metis CPA’s LLC

We have served as the Company’s auditor since 2020

Hackensack, New Jersey

April 15, 2022

HEALTHTECH SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
Current Assets:
Cash	$7,105	$128,996
Prepaid expenses	137,997	10,000
Loan receivable	168,000	—
Total Current Assets	313,102	138,996
Long Term Assets:
Investment in and advance to non-consolidated affiliate	110,000	—
Total Long Term Assets	110,000	—

Intangible assets net of accumulated amortization	—	25,926
Total Assets	$423,102	$164,922

Current Liabilities:
Accounts payable and accrued expenses	$733,743	$80,169
Accrued interest	—	3,792
Loans from shareholders	336,921	—
Total Current Liabilities	1,070,665	83,961
Long Term Liabilities:
Convertible debentures payable, net of discount	—	305,684
Derivative liabilities	—	337,874
Total Long Term Liabilities	—	643,558
Total Liabilities	1,070,665	727,519

Stockholders' Equity (Deficit):
Series A preferred stock, $0.001 par value, 2,000,000 authorized, 110,520 and 156,837 issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	110	157
Common stock, $0.001 par value, 200,000,000 shares authorized, 66,965,933 and 9,701,269 issued and outstanding as of December, 2021 and December 31, 2020, respectively	66,966	9,701
Additional paid-in capital	9,833,286	866,251
Accumulated deficit	(10,547,924)	(1,438,706)
Stockholders' Equity (Deficit):	(647,563)	(562,597)
Total Liabilities and Stockholders' Equity (Deficit)	$423,102	$164,922

The accompanying notes are an integral part of these consolidated financial statements

HEALTHTECH SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2021	December 31, 2020

Revenue	$—	$—

Operating Expenses:
General and administrative	1,902,438	115,403
General and administrative-related party	2,595,132	129,733
Research and development	159,772	348,773
Research and development – related party	322,000	77,060
Amortization	25,926	38,889
Total Operating Expenses	5,005,268	709,858

Loss from Operations	(5,005,268)	(709,858)

Other Expenses (Income):
Interest expense	367,144	19,577
Change in fair value of derivative liabilities	2,933,735	2,773
Total Other Expenses	3,300,879	22,350

Loss from continuing operations before tax provision	(8,306,147)	(732,208)
Provision for income tax	—	—
Loss from continuing operations	(8,306,147)	(732,208)

Loss from Discontinued Operations:
Loss from Discontinued Operations, net of taxes	(668,960)	—
Loss from disposal	(134,111)	—
Total Loss from Discontinued Operations:	(803,071)

Net Loss	$(9,109,218)	$(732,208)

Loss from continuing operations per common share - basic and diluted	$(0.28)	$(0.61)
Loss from discontinued operations per common share - basic and diluted	(0.03)	—
Net loss per share - basic and diluted	$(0.31)	$(0.61)

Weighted average shares outstanding Basic and diluted	29,430,180	1,198,321

The accompanying notes are an integral part of these consolidated financial statements

HEALTHTECH SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIENCY) EQUITY

	Common Stock		Series A Preferred Stock				Total
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Equity (Deficit)	Stockholders' Equity (Deficit)

Balance at December 31, 2019	—	$—	156,837	$157	$840,510	$(706,498)	$134,169
Effect of reverse merger transaction	9,701,269	9,701			(244,701)		(235,000)
Capital contributions	—	—	—	—	270,442	—	270,442
Net loss	—	—	—	—	—	(732,208)	(732,208)
Balance at December 31, 2020	9,701,269	$9,701	156,837	$157	$866,251	$(1,438,706)	$(562,597)
Issuance of common stock for services	4,975,000	4,975	—	—	3,224,053		3,229,028
Issuance of common stock for cash proceeds	8,962,500	8,963	—	—	1,783,537	—	1,792,499
Conversion of Series A Preferred into common stock	39,820,000	39,820	(46,317)	(47)	(39,773)	—	—
Conversion of Debentures into common stock	3,507,164	3,507	—	—	3,994,660	—	3,998,167
Capital contributions	—	—	—	—	4,558	—	4,558
Net loss	—	—	—	—	—	(9,109,217)	(9,109,217)
Balance at December 31, 2021	66,965,933	$66,966	110,520	$110	$9,833,286	$(10,547,923)	$(647,563)

The accompanying notes are an integral part of these consolidated financial statements

HEALTHTECH SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2021	December 31, 2020

Cash flows from operating activities
Net loss	$(9,109,218)	$(732,208)
Net loss from discontinued operations	668,960	—
Net loss from continuing operations	$(8,440,258)

Adjustments to Reconcile Net Loss to Net Cash used in operating activities:
Amortization expense	25,926	38,889
Issuance of common stock	3,229,028	—
Change in fair value of derivative liability	2,933,735	2,773
Loss on disposal of subsidiary	134,111
Amortization of discount on convertible debentures	—	9,277
Interest expense capitalized to convertible debentures payable	—	6,508
Non-cash interest	367,144
Changes in operating assets and liabilities:
Prepaid expenses	(128,059)	(10,000)
Accrued interest		3,792
Accounts payable and accrued expenses	653,575	43,769
Net cash used in operating activities	(1,224,799)	(637,200)

Cash flows from investing activities:
Advances to divested subsidiary	(913,071)
Payment of loan receivable	(168,000)
Cash paid upon reverse merger		(235,000)
Net cash used in investing activities	(1,081,071)	(235,000)

Cash flows from financing activities:
Proceeds of loans from shareholders	336,921	105,754
Proceeds from convertible debenture	50,000	625,000
Capital contributions	4,558	270,442
Proceeds from issuance of common stock	1,792,500
Net cash provided by financing activities	2,183,979	1,001,196

Net increase (decrease) in cash	(121,891)	128,996
Cash, beginning of period	128,996	—
Cash, end of period	$7,105	$128,996

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$61	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

HEALTHECH SOLUTIONS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

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

The Company is pursuing a business plan in which the Company will acquire and/or invest in cutting edge healthcare technology in the medical device, biopharma and pharmaceutical fields. The goal will be to nurture these early stage ventures with financial support and administrative and technological assistance until their respective medical solutions are ready to enter the market.

Acquisition of Medi-Scan Inc.

Medi-Scan Inc. was organized as a limited liability company named "Medi-Scan LLC" in the State of Florida on September 25, 2018. On August 25, 2020, Medi-Scan LLC filed articles of conversion with the State of Florida that converted it from an LLC to a C corporation. In December 2018, Medi-Scan acquired a portfolio of intellectual property relating to medical imaging. Since December 2018, Medi-Scan has been engaged in developing practical applications for the medical imaging technology as well as related medical technology. In 2020 Medi-Scan applied for three patents based on the technology developed in the prior two years.

On November 12, 2020, Healthtech Solutions, Inc. entered into an exchange agreement with Medi-Scan, Inc. ("Medi-Scan") and all of the shareholders of Medi-Scan, pursuant to which the shareholders of Medi-Scan agreed to transfer all of the issued and outstanding stock of Medi-Scan to Healthtech Solutions, Inc., and Healthtech Solutions, Inc. agreed to issue to the shareholders of Medi-Scan, Inc. 156,837 shares of its Series A Preferred Stock, which at that time represented 97% of the equity in Healthtech Solutions. The exchange of equity (the "Share Exchange") was completed on November 16, 2020.

As a result of the Share Exchange, the Medi-Scan shareholders become the majority shareholders and had control of Healthtech Solutions. The acquisition of Medi-Scan was accounted for as a reverse merger effected by a share exchange. Healthtech Solutions is considered the legal acquirer and Medi-Scan is considered the accounting acquirer. Accordingly, the historical financial statements presented in this report for periods prior to November 16, 2020 are those of Medi-Scan.

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

Acquisition/ Disposition of Varian Biopharmaceuticals, Inc.

On May 7, 2021 HLTT Acquisition Corp., a special purpose vehicle wholly-owned by Healthtech Solutions, merged into Healthtech Oncology, Inc., a special purpose vehicle formed for the purpose of the merger, which on that same date acquired the outstanding capital stock of Varian Biopharmaceuticals, Inc. ("Varian") through a non-statutory share exchange. As a result, Healthtech Oncology became a wholly-owned subsidiary of Healthtech Solutions, and Varian became a wholly-owned subsidiary of Healthtech Solutions. In exchange for their ownership of Healthtech Oncology, the shareholders of Healthtech Oncology (the “Varian Shareholders”) received an aggregate of 29,737.184 shares of Series C Preferred Stock issued by Healthtech Solutions.

HEALTHECH SOLUTIONS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS (Continued)

Acquisition/ Disposition of Varian Biopharmaceuticals, Inc. (continued)

On November 9, 2021, the Company entered into a Share Exchange Agreement (the "SEA") with its subsidiaries: Healthtech Oncology and Varian, as well as with the Varian Shareholders. Pursuant to the SEA, (a) the Varian Shareholders delivered to Healthtech all of the outstanding shares of Healthtech Series C Preferred Stock and (b) Healthtech caused Healthtech Oncology to transfer to the Shareholders all of the outstanding shares of Varian common stock. At the same time, Varian issued to Healthtech Varian shares that represent 5.5% of the outstanding shares of Varian upon completion of the share exchange.

On November 9, 2021, the Company also entered into a Termination and Mutual Release Agreement with Healthtech Oncology and Varian (the "Termination Agreement"). The Termination Agreement terminated the Agreement and Plan of Merger and Reorganization among those same parties dated March 30, 2021. The Termination Agreement also included a provision in which Varian assumed responsibility for payment of certain obligations that Healthtech undertook for the benefit of Varian.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements reflect the accounts of Healthtech Solutions, Inc., its wholly owned subsidiaries, Medi-Scan and RevHeart, and the accounts of Varian from May 7, 2021 (date of acquisition) through November 9, 2021 (date of disposition). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and have not experienced any losses in our accounts. We believe we are not exposed to any significant credit risk on cash.

HEALTHECH SOLUTIONS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

 Intangible Assets

The Company reviews goodwill and intangible assets with indefinite lives for impairment according to the provisions of ASC Topic 350:  "Intangibles - Goodwill and Other" at least annually and when events or changes in circumstances indicate the carrying amount may not be recoverable. The Company measures recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that the assets or the asset group are expected to generate. If the carrying value of the assets are not recoverable, the impairment recognized is measured as the amount by which the carrying value of the asset exceeds its fair value. Management has determined that no impairment exists as of December 31, 2021.

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

HEALTHECH SOLUTIONS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Convertible Instruments (continued)

See Note 9, “Derivative Financial Instruments” for disclosures regarding the derivative embedded in the 7% Convertible Debentures issued by the Company in November 2020 and exchanged for Common Stock on May 6, 2021.

Share-Based Compensation

The Company follows the provisions of FASB ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and recognized over its vesting period. No equity instruments were granted to employees during the year ending December 31, 2021 and no compensation expense is required to be recognized under provisions of ASC 718 with respect to employees.

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

Financial assets and liabilities of the Company primarily consist of cash, prepaid expenses, accounts payable and accrued liabilities, other payables and convertible debentures. As of December 31, 2021, the carrying values of these financial instruments (other than convertible debentures) approximated their fair values due to the short-term nature of these instruments.

See: Note 9, "Derivative Financial Instruments", for fair value disclosures regarding the convertible debentures issued by the Company in November 2020 and exchanged for Common Stock on May 6, 2021. The derivative liability is classified as a Level 3 liability, and is the only financial liability measure at fair value on a recurring basis.

There were no transfers between level 1, level 2 or level 3 measurements during the year ending December 31, 2021.

HEALTHECH SOLUTIONS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

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

ASC 740-10-30 requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under ASC 740-10-30, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Under ASC 740-10-40, previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company had no material uncertain tax positions as of December 31, 2021 or December 31, 2020.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenue since inception, and has an accumulated deficit of $10,547,924 as of December 31, 2021. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these uncertainties. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital or debt to fund operating expenses until its planned operations generate sufficient revenue to offset the Company’s expenses. Management, therefore, is actively pursuing sources of investment capital.

HEALTHECH SOLUTIONS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

NOTE 4 – INTANGIBLE ASSETS

The Company’s intangible assets consist of the intellectual property relating to medical imaging contributed to Medi-Scan in 2018 as a capital contribution. The intangible assets were amortized over three years. Amortization expense relating to the intangible assets totaled $25,926 in the year ended December 31, 2021, and $38,889 in the year ended December 31, 2020.

NOTE 5 - DISCONTINUED OPERATIONS; INVESTMENT IN AND ADVANCE TO NON-CONSOLIDATED SUBSIDIARY

On May 7, 2021 the Company acquired ownership of Varian Biopharmaceuticals, Inc. (“Varian”) from its original shareholders (the “Varian Shareholders”) in exchange for 29,737.184 shares of Series C Preferred Stock issued by Healthtech Solutions. The Company determined that the fair value of the Series C Preferred Stock was equal to the amount of cash acquired in the transaction plus the amount of debt in excess of that cash that was assumed, and allocated the fair value accordingly between the assets acquired and the liabilities assumed.

The parties subsequently agreed that the relationship between Healthtech Solutions and Varian was not achieving its intended results. Therefore, on November 9, 2021, the Company entered into a Share Exchange Agreement (the "SEA") with the Varian Shareholders. in order to unwind its acquisition of Varian. Pursuant to the SEA, (a) the Varian Shareholders returned to Healthtech all of the outstanding shares of Healthtech Series C Preferred Stock and (b) Healthtech caused all of the outstanding shares of Varian common stock to be returned to the Varian Shareholders. Immediate subsequently, Varian issued to Healthtech Varian shares that represent 5.5% of the outstanding shares of Varian.

The Company has valued its 5.5% interest in Varian at $60,000, which represents 5.5% of the fair market value of Varian. That asset has been combined on the Company’s balance sheet with a $50,000 receivable from Varian provided for in the SEA, and the combination is classified as “investment in and advance to non-consolidated affiliate”

Varian incurred $668,960 in operating loss from the date of acquisition 5/7/2021 through the date of disposition 11/9/2021. That loss has been recorded on the Company’s Statements of Operations as a Loss from Discontinued Operations, Net of Taxes.In addition to the operating loss from discontinued operations, HLTT incurred a $134,111 Loss from Disposal.

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed on May 7, 2021.

ACQUISITION

Assets acquired:
Cash	$1,658
Goodwill	1,104,388
Total assets acquired	1,106,046

Liabilities assumed:
Accounts payable	10,372
Accrued expenses	370,594
Loans payable	725,080
Total liabilities assumed	1,106,046

 The following table sets forth the components of the loss from discontinued operations realized by the Company during the year ended December 31, 2021.

May 7, 2021 – Nov. 8, 2021
Revenue	$—

Operating Expenses:
General & Administrative	463,026
Research & Development	205,934
Total Operating Expenses	668,960

Loss before provision for income tax	(668,960)
Loss on disposal	(134,111)
Total loss on discontinued operations that is presented in the Statement of Operations	$(803,071)

 HEALTHECH SOLUTIONS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

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

For legal services rendered as counsel to Healthtech Solutions during the period January 1, 2021 to December 31, 2021, Healthtech Solutions recorded $245,132 in fees and expenses payable to Robert Brantl. Mr. Brantl was the sole officer and director of Healthtech Solutions until September 4, 2020 and has served as Secretary of Healthtech Solutions since September 4, 2020. Healthtech Solutions no longer considers Mr. Brantl to be a related party.

In May 2020 David Rubin, through his personal holding company, Storm Funding LLC, agreed to contribute $250,000 to Medi-Scan in exchange for a 25% equity interest in Medi-Scan. During the remainder of 2020, Mr. Rubin satisfied $245,442 of the obligation: he contributed $142,761 by paying obligations incurred by Medi-Scan in that amount, and Mr. Rubin satisfied a total of $102,681 of the obligation by contributing to Medi-Scan the services of administrative personnel employed by Storm Funding LLC, a company owned by Mr. Rubin. During the period from January 1, 2021 to December 31, 2021 Mr Rubin satisfied the remainder of his contribution of $4,558. During that period,  Mr Rubin also loaned $107,000 to the Company and contributed services of Storm Funding LLC valued at $52,464, which is included in Loans from Shareholders on the Company's Balance Sheets. Mr. Rubin was a managing member of Medi-Scan commencing in May 2020 and served as Chairman and CEO of Healthtech Solutions from September 2020 through July 19, 2021.

On May 4, 2021 the Company entered into an Advisory Agreement with Kleinfeld Legal Services P.A., which is owned by Denis Kleinfeld. Mr. Kleinfeld was, until April 24, 2021, a member of the Company's Board of Directors. Pursuant to the Advisory Agreement, Kleinfeld Legal Services P.A. will provide legal and advisory services to Medi-Scan Inc. during the next two years. In consideration of the services, the Company will pay Kleinfeld Legal Services a $100,000 signing fee plus a services fee of $150,000 per year. The Company also assigned to Kleinfeld Legal Services 19.9% of the capital stock of Medi-Scan, Inc.  During the year ended December 31, 2021, the company recorded expenses for advisory services from Kleinfeld Legal Services totaling $200,000.

On November 10, 2021, in compensation for services, the Company issued 1.5 million shares of common stock to each of the non-executive members of its Board of Directors and 1.0 million shares of common stock to its General Counsel. The market price of the common stock on the date of grant was $.55 per share.

During 2021, the Company borrowed $336,921 from a number of its shareholders. The loans are unsecured, payable on demand and bear interest at 7% per annum.

NOTE 7 – SHAREHOLDERS EQUITY

Authorized Capital Stock

The following table sets forth information, as of December 31, 2021, regarding the classes of capital stock that are authorized by the Articles of Incorporation of Healthtech Solutions, Inc.

Class	Shares Authorized	Shares Outstanding
Common Stock, $.001 par value	200,000,000	66,965,933
Series A Preferred Stock, $.001 par value	156,937	110,520
Undesignated Preferred Stock, $.001 par value	1,843,163	0

HEALTHECH SOLUTIONS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

NOTE 7 – SHAREHOLDERS EQUITY (Continued)

Series A Preferred Stock. The Series A Preferred Stock was authorized on November 16, 2020. When first authorized, each share of Series A Preferred Stock was convertible by the holderat any time into two thousand (2.00) shares of Common Stock and had voting rights equivalent to the voting rights of 2,000 shares of common stock. On November 12, 2021, after a vote of the Board of Directors, the Company's shareholders and the holders of the outstanding Series A Preferred Stock voting as a class, Articles of Amendment of the Company's Articles of Incorporation were filed which modified the terms of the Series A Preferred Stock such that each share of Series A Preferred Stock is now convertible by the holder into fifty (50 shares of Common Stock at any time after May 31, 2024. and entitles a stockholder to voting rights equivalent to those of 50 shares of Common Stock on all matters upon which stockholders are permitted to vote. In the event of our liquidation, dissolution or winding up, after payment of all creditors, holders of our Series A Preferred Stock are entitled to receive, ratably, a preferential payment of $.01 per share, then to share pro rate in the net assets available to stockholders on an as-converted basis.

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

Exchange of Series A Preferred Stock for Common Stock

On May 14, 2021 the Company entered into an Exchange Agreement with Richard Parker, who is Medi-Scan's Chief Research Officer. Pursuant to the Exchange Agreement, Mr. Parker's family trust exchanged 29,407 shares of the Company's Series A Preferred Stock for 6,000,000 shares of the Company's common stock, and the Company assigned to Mr. Parker's family trust 18.75% of the outstanding shares of Medi-Scan, Inc.

On October 6, 2021, the holders of 16,910 shares of the Company's Series A Preferred Stock converted those shares into 33,820,000 shares of the Company's common stock.

Issuance of Common Stock for Settlement of Convertible Debentures

On May 6, 2021, the Company issued 3,507,164 shares of common shares in exchange for the settlement of the convertible debentures, see Note 8 and Note 9.  These shares were valued at the previous market closing price of $1.14 per share.

Issuance of Common Stock for Services

During the year ended December 31, 2021, the Company issued 4,975,000 shares of common stock for services rendered valued at $3,229,028.

Capital Contributions

Medi-Scan's founders contributed $4,558 to the Company during the year ended December 31, 2021, and $270,442 during the year ended December 31, 2020.

On May 21, 2020, Medi-Scan entered into agreement with Storm Funding LLC, a company owned by David Rubin. Storm Funding LLC committed to invest $250,000 in exchange for a 25% membership interest in Medi-Scan. At the same time, David Rubin joined Medi-Scan as Executive Chairman. The financing commitment has been fully satisfied.

In May 2021, the Company issued to 30 accredited investors 8,962,500 shares of common stock for aggregate cash proceeds of $1,792,500.

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

HEALTHECH SOLUTIONS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

NOTE 8 – EXCHANGEABLE NOTES AND CONVERTIBLE DEBENTURES (Continued)

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

The 7% Convertible Debentures were convertible into common stock, at the holders’ option, at a 30% discount to the market price of the Company’s common stock. The Company determined that the conversion feature represented a derivative financial instrument embedded in the Debentures. The accounting treatment of derivative financial instruments requires that the Company record the fair value of that derivative financial instrument as a discount to the value of the Debentures as of the inception date of each Debenture. Accordingly, the Company recorded an aggregate initial discount of $349,202 for the fair value of the derivative liability at inception of each convertible debenture. During the year ending December 31, 2021, the Company amortized $27,303 and $351,202 as interest expense. During the year ended December 31, 2020, the Company amortized $9,277  as interest expense. At December 31, 2020 the notes were presented on the balance sheet, net of unamortized discount, at $325,824.

On May 6, 2021, by agreement with the holders of the 7% Convertible Debentures, the Company issued 3,507,164 shares of common shares in exchange for surrender of the convertible debentures.

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company determined that the conversion feature of the 7% Convertible Debentures represented an embedded derivative since the Debentures were convertible into a variable number of shares upon conversion. Accordingly, the Debentures are not considered to be conventional debt under ASC 815 and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability.

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

At May 6, 2021, just prior to settlement, the Company marked-to-market the fair value of the nine derivatives and determined a fair value of $3,296,997.  The Company recorded a loss from change in fair value of debt derivatives of $2,933,735 for the year ended December 31, 2021.  Upon the issuance of 3,507,164 shares of common stock (see Note 7), the balance of the derivative liability of $3,296,997 and the principal totaling $681,581 were reduced to $0.

A summary of changes in derivative liabilities for the year ended December 31, 2021 was as follows:

Balance at December 31, 2020	$337,874
Issuance in February 2021	$25,388
Change in fair value	2,933,735
Settlement upon exchange for Common Stock	(3,296,997)
Balance at December 31, 2021	—

HEALTHECH SOLUTIONS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

NOTE 10 – NOTE RECEIVABLE

On December 30, 2021 the Company executed a Term Sheet with Predictive Biotech, Inc. (“PBI”) and its parent Predictive Technology Group, Inc. (“PTG”), which contemplated further negotiations towards the Company’s acquisition of the assets of PBI related to its wound care business. Pursuant to the Term Sheet, the Company loaned $168,000 to PBI and PTG on that date. The loan does not bear interest. The Term Sheet provides that the loan will be repaid by offset of 25% of royalties that may become payable to PBI from the Company’s wound care business. The terms of that royalty arrangement were finalized in the Operations Agreement that was made by the Company, PBI, PTG and Healthtech Wound Care Inc. in January 2022.

NOTE 11 – INCOME TAX

As discussed in Note 1, the historical financial statements presented in this report for periods prior to November 16, 2020 are those of Medi-Scan, Inc. In prior years and through August 25, 2020, Medi-Scan, Inc. was a limited liability company which was treated as a partnership for income tax purposes, and the tax benefit of losses realized by the Company for that period was passed on to its members.

The provision (benefit) for income taxes consisted of the following for 2020, 2021, and for the period from the conversion of Medi-Scan to a corporation through December 31, 2020:

	December 31, 2021	December 31, 2020

U.S. federal statutory rate	21.0%	21.0%
State tax, net of federal benefit	5.0%	5.0%
Change in valuation allowance	(26.0%)	(26.0%)

Net deferred tax assets	—	—

The following table reconciles the effective income tax rates with the statutory rates for 2020, 2021, and for the period from the conversion date to December 31, 2021:

U.S. federal statutory rate	21.0%
State tax, net of federal benefit	5.0%
Change in valuation allowance	26.0%

Effective income tax rate	—%

Deferred tax assets are comprised of the following:

	December 31, 2021	December 31, 2020

Net operating loss carryforwards	$9,109,219	$111,265
Valuation allowance	(9,109,219)	(111,265)
Net deferred tax assets	—	$—

At December 31, 2021, the Company had approximately $9,109,219 of federal net operating losses (“NOL”) that may be available to offset future taxable income. Through 2036, the amount and utilization of any future net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code. Based upon an analysis of the Company’s stock ownership activity through December 31, 2021, a change of ownership was deemed to have occurred in the 2020 fiscal year. This change of ownership created an annual limitation of substantially all of the Company’s net operating losses which are available through 2036.

 HEALTHECH SOLUTIONS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

NOTE 11 – INCOME TAX (continued)

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the Company’s losses since inception, management believes that it is more likely than not that future benefit of the deferred tax asset will not be realized principally due to the continuing losses from operations and the change of ownership limitations and has therefore established a full valuation allowance of all NOL’s.

The tax years ending December 31, 2020 remain open to examination by the taxing authorities.

NOTE 12 – SUBSEQUENT EVENTS

On January 31, 2022, pursuant to the Asset Purchase Agreement dated January 18, 2022 among the Company and its newly-organized subsidiary, Healthtech Wound Care, Inc. (“HWC”), Predictive Technology Group, Inc. (“PTG”) and its subsidiary, Predictive Biotech, Inc. (“Biotech”), HWC acquired the assets of Biotech that were related to Biotech’s wound care business and entered into an Operations Agreement with Biotech and PTG containing terms of their future relationship. The Company received from PTG three year options to purchase Biotech and/or Cellsure, LLC, another subsidiary of PTG, each for a purchase price of $10. During the three year term of the options, the Company will be entitled to exercise exclusive managerial control over the operations of Cellsure and over the operations of Biotech related to wound care.

In consideration of the transfer of assets to HWC, HWC issued preferred shares to Biotech. Until HWC achieves positive cash flow or $3.5 million in capital has been contributed to HWC, the preferred shares held by Biotech will represent 30% of HWC’s equity and voting power. The Operations Agreement commits the Company to provide working capital to HWC and Biotech until HWC achieves positive cash flow or the Company contributes $3.5 million or the Company determines that market conditions make it unlikely that HWC will be financially successful.

In accordance with ASC 855-10, the Company’s management has performed subsequent events procedures through the date these financial statements were issued and determined that there are no reportable subsequent events other than as stated above.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of December 31, 2021, our Principal Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures have the following material weaknesses:

  The Company has only one employee responsible for accounting functions, which prevents us from segregating duties within our internal control system.
  The Company outsources most of its bookkeeping, accounting and financial reporting functions to employees of a company owned by one of our shareholders. This arrangement prevents our CFO from directly supervising the Company's internal accounting functions.
  We have not developed sufficient documentation concerning our existing financial processes, risk assessment and internal controls.

Based on his evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of December 31, 2021 for the purposes described in this paragraph.

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of December 31, 2021 using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework (1992) as a basis for our assessment.

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
  The Company outsources most of its bookkeeping, accounting and financial reporting functions to employees of a company owned by one of our shareholders. This arrangement prevents our CFO from directly supervising the Company's internal accounting functions.
  We have not developed sufficient documentation concerning our existing financial processes, risk assessment and internal controls.

Management does not believe that the current level of the Company’s operations warrants a remediation of the weaknesses identified in this assessment. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2021.

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

Item 9B	Other Information

None.

Item 9C	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

 PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The names of our current officers, directors and key employees, as well as certain information about them, are set forth below:

Name	Age	Position with Corporation	Director Since
Paul Mann	46	Chairman of the Board	2021
Manuel Iglesias	67	Director, President (Chief Executive Officer; Chief Financial Officer)	2020
Steven A. Horowitz	62	Director	2021
Robert Brantl	67	Secretary	--

Directors hold office until the annual meeting of the Corporation’s stockholders and the election and qualification of their successors. Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

 Information concerning the directors and officers of the Corporation follows:

Paul Mann. Mr. Mann has been appointed to the Board in order that he may contribute his expertise and experience with investment in the healthcare and biotechnology industries. Mr. Mann is the Chairman of Varian Biopharmaceuticals, Inc., which was both acquired and sold by Healthtech Solutions during 2021. Since 2020 Mr. Mann has been engaged as a consultant and analyst for DSAM Partners providing investment advice relating to the healthcare industry. From 2018 to 2020, Mr. Mann was employed as the Chief Financial Officer of Polarity TE, Inc. (NASDAQ: PTE), a biotechnology company. From 2011 to 2018 Mr. Mann was employed as portfolio manager or analyst by, in succession, UBS, Lodestone Natural Resources, Soros Fund Management and Highbridge Capital. Between 2000 and 2011 Mr. Mann spent 11 years as a sellside analyst at Morgan Stanley and Deutsch Bank. Mr. Mann has been a member of the Board of Directors and Chairman of the Audit Committee of Abeona Therapeutics Inc. since 2020. In 1998 Mr. Mann graduated from Cambridge University with an M.A. (Cantab) and M. Eng. after studying Natural Sciences and Chemical Engineering. He is a CFA Charterholder.

Manuel Iglesias. Mr. Iglesias participated in the organization of MediScan in 2018, and has served as its President and Chief Operating Officer since that time. My. Iglesias also served as Chief Executive Officer of Mediscan from its organization until May 2020. Mr. Iglesias has practiced law since 1980, most recently (since 2009) as sole member of Manuel E. Iglesias P.A. Mr. Iglesias' practice focuses on business law, mergers and acquisitions, securities and health care. From 2007 until May 2018 Mr. Iglesias served as President, CEO and a member of the Board of Directors of Hygea Holdings Corp., which provided primary care medical services. From 2012 until 2016, Hygea Holdings Corp. filed reports with the Securities and Exchange Commission pursuant to Section 15(d) of the Securities Exchange Act. In March of 2020, twenty-two months after Mr. Iglesias resigned from its management, Hygea Holdings Corp. petitioned for relief under Chapter 11 of the U.S. Bankruptcy Code. From 2017 to 2019 Mr. Iglesias also served on the Board of Directors of Organicell Regenerative Medicine Inc., which files reports pursuant to Section 12(g) of the Securities Exchange Act. Mr. Iglesias served as the National Chairman of the Republican National Lawyers Association from December 2018 to December 2020. Mr. Iglesias was awarded an MBA degree by the University of Chicago in 1981 and a J.D. degree by the University of Chicago in 1979. Mr. Iglesias also received a Bachelor Degree in Foreign Service from the Georgetown University School of Foreign Service in 1976.

Steven A. Horowitz. Mr. Horowitz has been appointed to the Board in order that he may contribute his many years of experience as a business advisor and financial analyst. Since 2015, Mr. Horowitz has been employed as a Managing Member of Horowitz & Rubenstein, LLC, a law firm focused on business development and financial management. From 2007 until 2015, Mr. Horowitz was the Managing Member of Horowitz Consulting Group, LLC, which provided business consulting services. In 1984 Mr. Horowitz was awarded a J.D. degree by the Maurice A. Deane School of Law at Hofstra University. In 1989, Mr. Horowitz was awarded a Master of Business Administration degree with a concentration in Public Accounting, by the Frank G. Zarb School of Business at Hofstra University.

Robert Brantl. Mr. Brantl served as the sole officer and director of Healthtech Solutions from July 2017 until September 4, 2020 and is currently the Corporate Secretary. Since 1980, Mr. Brantl has been employed as an attorney, licensed to practice law in the State of New York. He has been a sole practitioner, specializing in matters of securities regulation and corporate finance, since 1998. Mr. Brantl was awarded a J.D. degree by the Harvard Law School in 1979.

Audit Committee

The Board of Directors has not appointed an Audit Committee. The functions that would be performed by an Audit Committee are performed by the Board of Directors. The Board of Directors has determined that Paul Mann possesses the qualifications to serve as an “audit committee financial expert” by reason of his prior experience in financial analysis.

Code of Ethics

The Company has not adopted a formal code of ethics applicable to its executive officers because there are only two executive officers. As the size of management expands, the Board of Directors intends to adopt a code of ethics for the Company.

Director Independence

Of the three current directors, one (Steven Horowitz) is independent as the term "independent" is defined by the rules of the NYSE American.

Section 16(a) Beneficial Ownership Reporting Compliance

The following officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports identified below that were required by Section 16(a) of the Exchange Act during the year ended December 31, 2020:

•	Manuel Iglesias - failed to file Form 3 and one Form 4.
•	Robert Brantl - failed to file one Form 4.

Item 11. Executive Compensation

Healthtech Solutions (including Medi-Scan, Inc. on a pro forma basis for periods prior to the acquisition of Medi-Scan by Healthtech Solutions in November 2020) paid compensation for services as an officer to only one persons on a continuing basis during 2021 and 2020. (Excluded are payments made to two individuals who served as executive officers of Healthtech Solutions for brief periods of 2021, one from May until September and one from July until September.) The table below sets forth the annual compensation paid or accrued by the Company for payment to that individual during the Company's last two fiscal years.

	Fiscal Year	Salary(1)	Bonus	Stock Awards	Option Awards	Other Compensation	Total
Manuel Iglesias	2021	$100,000	—	(2)	—	—	$80,000
	2020	$80,000	—	—	—	—	$80,000

_____________________________

(1) Represents payments of $10,000 per month commencing in May 2020 and ending in November 2021 made to the law firm of Manuel E. Iglesias, P.A. as compensation for Mr. Iglesias' services as an executive officer.

(2) On July 19, 2021 Healthtech Solutions awarded 500,000 shares of restricted stock to The Manuel E. Iglesias Trust, of which Mr. Iglesias is the beneficiary. The shares will vest over three years of Mr. Iglesias’ employment.

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

Compensation of Directors

In July 2021, the Company entered into a Director Agreement with Steven A. Horowitz, which is applicable throughout his tenure on the Board. The Company agreed to pay Mr. Horowitz a fee for his service of $50,000 per year, payable at Mr. Horowitz's discretion in cash or common stock at market value. In addition, upon execution of the Director Agreement, the Company awarded 500,000 shares of restricted common stock to Mr. Horowitz, which will vest over a three year period of service on the Board. The award agreement provides that whenever Mr. Horowitz is re-elected to the Board at an annual meeting of the shareholders, the Company will grant him additional restricted shares equal to 0.25% of the fully diluted outstanding shares.

In July 2021, the Company entered into a Director Agreement with Paul Mann, which is applicable throughout his tenure on the Board. The Company agreed to pay Mr. Mann a fee for his service of $50,000 per year, payable at Mr. Mann's discretion in cash or common stock at market value. In addition, upon execution of the Director Agreement, the Company awarded 500,000 shares of restricted common stock to Mr. Mann, which will vest over a three year period of service on the Board. The award agreement provides that whenever Mr. Mann is re-elected to the Board at an annual meeting of the shareholders, the Company will grant him additional restricted shares equal to 0.25% of the fully diluted outstanding shares.

In November 2021 Healthtech Solutions issued 1,500,000 shares of common stock to each of its two non-executive directors in compensation for services.

Equity Grants

Healthtech Solutions, Inc. has not adopted any equity grant program.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us with respect to the beneficial ownership of each class of our voting stock as of the date of this registration statement by the following:

•	each shareholder known by us to own beneficially more than 5% of our common stock,
•	Manuel Iglesias, our Chief Executive Officer,
•	each of our directors, and
•	all directors and executive officers as a group.

There are 66,965,933 shares of our common stock issued and outstanding and 110,520 shares of our Series A Preferred Stock issued and outstanding on the date of this Report. Each share of Series A Preferred Stock is convertible by its holder into 50 shares of common stock after May 31, 2024 and carries voting rights equal to those carried by 50 shares of common stock. Healthtech Solutions, Inc. does not have any other class of stock outstanding. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

	Common Stock		Series A Preferred
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class	Total Voting Power
Manuel Iglesias(2)	129,309	0.2%	3,137	2.8%	0.4%
Steven Horowitz(3)	2,336,199	3.5%	17,252	15.6%	4.4%
Paul Mann(4)	1,500,000	2.2%	--	--	2.1%
All officers and directors as a group (4 persons)	4,965,508	7.4%	20,389	18.4%	8.3%
Richard F. Parker & Charlotte B. Parker Revocable Living Trust(5)	7,462,270	11.1%	--	--	10.3%
Exeter Life LLC(6)	711,199	1.1%	17,252	15.6%	2.2%
Jonathan Leinwand(7)	--		43,946	39.8%	3.0%

_________________________________________

(1)	Ownership is of record and beneficial unless otherwise noted.
(2)	Shares attributed to Mr. M.E. Iglesias are owned by Manuel E. Iglesias Trust, of which Mr. Iglesias is beneficiary. The Table does not reflect 500,000 shares of restricted common stock issued to Mr. Iglesias, which will vest during the first three years of his employment.
(3)	Includes 711,199 shares of common stock and 17,252 shares of Series A Preferred Stock owned by Exeter Life, LLC., of which Mr. Horowitz serves as Manager. Also includes 125,000 shares of common stock owned by Horowitz & Rubenstein, LLC, of which Mr. Horowitz is a Managing Member. The Table does not reflect 500,000 shares of restricted common stock issued to Mr. Horowitz, which will vest during the first three years of his tenure on the Board.
(4)	The Table does not reflect (a) 500,000 shares of restricted common stock issued to Mr. Mann, which will vest during the first three years of his tenure on the Board, or (b) 1,000,000 performance stock units which will vest on July 13, 2024
(5)	Richard F. Parker has voting and dispositional control over shares owned by the Trust.
(6)	Steven Horowitz has voting control over shares owned by Exeter Life LLC.
(7)	Mr. Leinwand controls the Series A shares as voting trustee appointed by Keystone Capital Partners.

Item 13.   Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

Director Agreements and Compensation to Directors

In July 2021, the Company entered into a Director Agreement with Steven A. Horowitz, which is applicable throughout his tenure on the Board. The Company agreed to pay Mr. Horowitz a fee for his service of $50,000 per year, payable at Mr. Horowitz's discretion in cash or common stock at market value. In addition, upon execution of the Director Agreement, the Company awarded 500,000 shares of restricted common stock to Mr. Horowitz, which will vest over a three year period of service on the Board. The award agreement provides that whenever Mr. Horowitz is re-elected to the Board at an annual meeting of the shareholders, the Company will grant him additional restricted shares equal to 0.25% of the fully diluted outstanding shares.

In July 2021, the Company entered into a Director Agreement with Paul Mann, which is applicable throughout his tenure on the Board. The Company agreed to pay Mr. Mann a fee for his service of $50,000 per year, payable at Mr. Mann's discretion in cash or common stock at market value. In addition, upon execution of the Director Agreement, the Company awarded 500,000 shares of restricted common stock to Mr. Mann, which will vest over a three year period of service on the Board. The award agreement provides that whenever Mr. Mann is re-elected to the Board at an annual meeting of the shareholders, the Company will grant him additional restricted shares equal to 0.25% of the fully diluted outstanding shares.

In November 2021, in consideration of services rendered, Healthtech Solutions issued 1,500,000 shares of its common stock to each of Messrs. Horowitz and Mann.

Consulting Agreement with Mr. Mann

In July 2021, the Company also entered into a Consulting Agreement with Paul Mann, pursuant to which Mr. Mann will provide guidance to the research and development activities carried out by the Company. In compensation for those services, the Registrant issued to Mr. Mann one million (1,000,000) performance restricted share units ("PSUs"). On July 13, 2024, if the Consulting Agreement remains in force, the Company will issue shares of common stock in settlement of the PSUs. The number of shares to be issued will be determined on the basis of the market price for the common stock at that time or the Company’s market cap at that time.

Legal Fees and Compensation to Mr. Brantl

For legal services rendered by Robert Brantl and expenses incurred as counsel to Healthtech Solutions during 2021, Healthtech Solutions accrued $245,152. Mr. Brantl was the sole officer and director of Healthtech Solutions until September 4, 2020, and has served as Secretary of Healthtech Solutions since September 4, 2020.

In November 2021, in consideration of services rendered, Healthtech Solutions issued 1,000,000 shares of its common stock to Mr. Brantl.

Except as described above, there have been no transactions since January 1, 2021, or any currently proposed transaction, in which Healthtech Solutions or its subsidiaries was or is to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of the total assets of Healthtech Solutions at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Director Independence

The Board of Directors has determined that Steven A. Horowitz is the only member of our Board of Directors who is independent, as “independent” is defined in the rules of the NYSE American.

Item 14. Principal Accountant Fees and Services

Prager Metis CPAs, LLC has been the independent registered public accountant for the Company since June 26, 2020.

Audit Fees

Prager Metis CPAs, LLC billed $45,000 in connection with the audit of the Company's financial statements for the year ended December 31, 2021. Prager Metis CPAs, LLC billed $18,500 in connection with the audit of the Company's financial statements for the year ended December 31, 2020, billed $4,500 in connection with the audit of the Company’s financial statements for the year ended June 30, 2020, and billed $15,000 in connection with the audit of the financial statements of Medi-Scan, Inc.

Audit-Related Fees

Prager Metis CPAs, LLC did not bill the Company for any Audit-Related fees in fiscal 2021 or 2020.

Tax Fees

Prager Metis CPAs, LLC did not bill the Company for any professional services rendered for tax compliance, tax advice and tax planning in fiscal 2021 or 2020.

All Other Fees

Prager Metis CPAs, LLC did not bill the Company for any other fees in fiscal 2021 or 2020.

It is the policy of the Company that all services, other than audit, review or attest services, must be pre-approved by the Board of Directors.

Item 15.   Exhibits and Financial Statement Schedules

Exhibits

3-a	Restated Articles of Incorporation filed on July 12, 2004(1)
3-a(1)	Articles of Amendment to Articles of Incorporation filed on September 27, 2006(1)
3-a(2)	Articles of Amendment to Articles of Incorporation filed on June 28, 2019(1)
3-a(3)	Articles of Amendment to Articles of Incorporation filed on November 6, 2020(2)
3-a(4)	Articles of Amendment to Articles of Incorporation filed on November 16, 2020(3)
3-a(5)	Articles of Amendment to Articles of Incorporation filed on February 16, 2021(4)
3-a(6)	Articles of Amendment to Articles of Incorporation filed on March 31, 2021(5)
3-a(7)	Articles of Amendment to Articles of Incorporation filed on November 12, 2021(6)
3-b	Bylaws - as amended on June 25, 2019(1)
4(vi)	Description of Common Stock
10-a	Technology Assignment Agreement dated December 18, 2018 among Richard Parker, 6 Sigma LLC and Medi-Scan, LLC(3)
10-b	Director Agreement dated July 2, 2021 between Healthtech Solutions, Inc. and Steven A. Horowitz(7)
10-c	Director Agreement dated July 13, 2021 between Healthtech Solutions, Inc. and Paul Mann(8)
10-d	Consulting Agreement dated July 13, 2021 between Healthtech Solutions, Inc. and Paul Mann(8)
10-e	Operations Agreement dated January 31, 2022 among Healthtech Solutions, Inc., Healthtech Wound Care, Inc., Predictive Biotech, Inc. and Predictive Technology Group, Inc.(9)
21	Subsidiaries
31.1	Rule 13a-14(a) Certification of Principal Executive and Principal Financial Officer
32.1	Rule 13a-14(b) Certification of Principal Executive and Principal Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL) and contained in Exhibit 101

(1)	Filed as an exhibit to the Registration Statement on Form 10 filed on March 19, 2020.
(2)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2020
(3)	Filed as an exhibit to the Current Report on Form 8-K filed on November 16, 2020.
(4)	Filed as an exhibit to the Current Report on Form 8-K filed on February 22, 2021.
(5)	Filed as an exhibit to the Current Report filed on April 1, 2021.
(6)	Filed as an exhibit to the Current Report filed on November 18, 2021.
(7)	Filed as an exhibit to the Current Report filed on July 2, 2021.
(8)	Filed as an exhibit to the Current Report filed on July 13, 2021.
(9)	Filed as an exhibit to the Current Report filed on February 3, 2022.

Item 16.	Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Healthtech Solutions, Inc.
By: /s/ Manuel E. Iglesias
Manuel E. Iglesias, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on April 15, 2022 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Manuel E. Iglesias

Manuel E. Iglesias, Director

Chief Executive Officer (Principal Executive Officer; Principal Financial and Accounting Officer)

 /s/ Steven A. Horowitz

Steven A. Horowitz, Director

/s/ Paul Mann

Paul Mann, Director

