Form 10-Q
period 2022-03-31
Healthtech Solutions, Inc./UT
filed 2022-05-20
CIK 1307624

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☑    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)   Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐ Accelerated filer ☐  Non-accelerated filer ☑ Smaller reporting company  ☐ Emerging growth company ☐

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

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

May 20, 2022

Common Voting Stock: 66,965,933

  HEALTHTECH SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2022

HEALTHTECH SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2022	December 31, 2021
Current Assets:
Cash	$99,694	$7,105
Prepaid expenses	431,316	137,997
Loan receivable	—	168,000
Total Current Assets	531,010	313,102
Long Term Assets:
Investment in and advance to non-consolidated affiliate	110,000	110,000
Fixed Assets acquired net of accumulated depreciation	113,333	—
Intangible assets net of accumulated amortization	129,797	—
Total Long Term Assets	353,130	110,000

Total Assets	$884,140	$423,102

Current Liabilities:
Accounts payable and accrued expenses	$988,450	$733,743
Loans from non-affiliated parties	507,500
Loans from shareholders	837,098	336,921
Total Current Liabilities	2,333,048	1,070,665

Total Liabilities	2,333,048	1,070,665

Stockholders' Equity (Deficit):
Series A preferred stock, $0.001 par value, 2,000,000 authorized, 110,520 and 156,837 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	110	110
Common stock, $0.001 par value, 200,000,000 shares authorized, 66,965,933 and 9,701,269 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	66,966	66,966
Additional paid-in capital	9,833,286	9,833,286
Accumulated deficit	(11,223,302)	(10,547,924)
Stockholders' Equity (Deficit) Attributable to the Company:	(1,322,941)	(647,563)
Non controlling Interest	(125,967)	—
Total Stockholders' Equity (Deficit)	(1,448,908)	(647,563)

Total Liabilities and Stockholders' Equity (Deficit)	$884,140	$423,102

The accompanying notes are an integral part of these consolidated financial statements

F-1

HEALTHTECH SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2022	March 31, 2021

Revenue	$—	$—

Operating Expenses:
General and administrative	338,628	119,822
General and administrative-related party	45,000	30,000
Research and development	385,415	84,948
Research and development – related party	18,000	18,000
Depreciation & Amortization	14,302	9,722
Total Operating Expenses	801,345	262,493

Loss from Operations	(801,345)	(262,493)

Other Expenses (Income):
Interest expense	—	38,600
Change in fair value of derivative liabilities	—	(7,215)
Total Other Expenses	—	31,385

Loss before provision for income tax	(801,345)	(293,878)

Provision for income tax	—	—

Net Loss	$(801,345)	$(293,878)
Net loss attributable to non-controlling interest	$(125,967)	—
Net Loss attributable to Controlling Interest	$(675,378)	$(293,878)

Loss per common share
Basic and diluted	$(0.01)	$(0.03)
Weighted average shares outstanding
Basic and diluted	66,965,932	9,701,269

The accompanying notes are an integral part of these consolidated financial statements

F-2

HEALTHTECH SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIENCY) EQUITY

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Equity (Deficit)	Non-Controlling Interest	Total Stockholders' Equity (Deficit)

Balance at December 31, 2020	9,701,269	$9,701	156,837	$157	$866,251	$(1,438,706)	$—	$(562,597)
Capital contributions					4,558			4,558
Net loss		—		—	—	(293,877)	—	(293,877)
Balance at March 31, 2021	9,701,269	$9,701	156,837	$157	$870,809	$(1,732,582)	—	$(851,915)

Balance at December 31, 2021	66,965,933	$66,966	110,520	$110	$9,833,286	$(10,547,924)	$—	$(647,563)
Net loss		—		—	—	(675,378)	(125,967)	(801,345)
Balance at March 31, 2022	66,965,933	66,966	110,520	110	9,833,286	(11,223,302)	(125,967)	(1,448,908)

The accompanying notes are an integral part of these consolidated financial statements

F-3

HEALTHTECH SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31, 2022	March 31, 2021

Cash flows from operating activities
Net loss	$(801,345)	($293,877)
Adjustments to Reconcile Net Loss to Net Cash used in operating activities:
Amortization expense	7,635	9,722
Depreciation expense	6,667
Amortization of discount on convertible debenture		27,303
Fair value change in derivative liabilities		(7,215)
Changes in operating assets and liabilities:
Prepaid expenses	(33,319)	10,000
Accrued interest		11,297
Accrued expenses	104,356	(80,169)
Accounts payable	150,351	96,559
Net cash used in operating activities	(565,655)	(226,380)

Cash flows from investing activities:	—	—
Net cash used in investing activities	—	—

Cash flows from financing activities:
Proceeds of loans from shareholders	500,177	49,119
Loan receivable	(349,432)
Loans from non-affiliated parties	507,500
Capital contributions		50,000
Paid In Capital		4,558
Net cash provided by financing activities	658,245	103,677

Net increase (decrease) in cash	92,590	(122,703)
Cash, beginning of period	7,105	128,996
Cash, end of period	$99,694	$6,293

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

F-4

HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Healthtech Solutions, Inc. (the “Company”) was incorporated in Utah on October 18, 1985. Since November 16, 2020, when the Company acquired all of the outstanding capital stock of Medi-Scan Inc., Healthtech Solutions has been pursuing a business plan in which the Company will acquire and/or invest in cutting edge healthcare technology in the medical device, biopharma and pharmaceutical fields. The goal will be to nurture these early stage ventures with financial support and administrative and technological assistance until their respective medical solutions are ready to enter the market. At the present time, the Company’s portfolio consists of three subsidiaries: 100% of Medi-Scan, Inc. and RevHeart, Inc. and 70% of Healthtech Wound Care, Inc.

Acquisition of Medi-Scan Inc.

Medi-Scan Inc. was organized in the State of Florida on September 25, 2018. In December 2018, Medi-Scan acquired a portfolio of intellectual property relating to medical imaging. Since December 2018, Medi-Scan has been engaged in developing practical applications for the medical imaging technology as well as related medical technology. In 2020 Medi-Scan applied for two patents based on the technology developed in the prior two years.

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

As a result of the Share Exchange, the Medi-Scan shareholders become the majority shareholders and had control of Healthtech Solutions. On November 12, 2020, when the Share Exchange Agreement was executed, the three members of the Healthtech Solutions Board of Directors were also the three managing members of Medi-Scan, entities under their control owned a majority of the outstanding capital stock of Medi-Scan, and an entity under the control of one of them owned a majority of the outstanding capital stock of Healthtech Solutions. Therefore, the Share Exchange was accounted for as a business combination of entities under common control in accordance with ASC 805-50-30-5. Accordingly, the assets and liabilities of Medi-Scan are presented at their carrying values as of the date of the Share Exchange.

Organization of RevHeart, Inc.

Healthtech Solutions organized RevHeart, Inc. in March 2021. RevHeart is focused on novel approaches to correct cardiac rhythm abnormalities using electromagnetic waveforms in an innovative approach called entrainment. Entrainment, which is currently used in tachycardia (rapid heartbeat), works by linking the patient’s abnormal heart rhythm together with a normal heart rhythm, and gently encouraging the abnormal rhythm to revert to a more normal rhythm. As part of these efforts, RevHeart is developing software technology that compares a healthy heart rhythm electronic signal with a damaged heart’s signal, and subsequently derives an electronic signal representing the potentially curative waveform.

Acquisition of Wound Care Business

In January 2022 Healthtech Solutions organized Healthtech Wound Care, Inc. (“HWC”), which then acquired the business carried on by Predictive Biotech, Inc. (“PBI”) relating to of the development of novel wound care products for acute and chronic wounds. PBI transferred all of its assets related to that business to HWC in exchange for 30% of the equity in HWC, a commitment by HLTT to pay $517,432 to PBI and its parent as prepaid commissions, and the conditional commitment by Healthtech Solutions to provide up to $3.5 million in funding for development of HWC’s business.

F-5

HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

(Unaudited)

Acquisition of Wound Care Business (continued)

HWC’s plan is to use the business acquired from PBI as the foundation for HWC’s program of identifying and developing a pipeline of human cell and tissue product (HCT/Ps) candidates that we believe have novel mechanisms of action and immediate clinical potential in accordance with applicable federal regulations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2022, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2021, filed with the SEC on April 15, 2022.

The accompanying consolidated financial statements reflect the accounts of Healthtech Solutions, Inc. and its subsidiaries, Medi-Scan, RevHeart and Healthtech Wound Care, All significant inter-company accounts and transactions have been eliminated in consolidation.

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
F-6

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

 Intangible Assets

The Company reviews goodwill and intangible assets with indefinite lives for impairment according to the provisions of ASC Topic 350:  "Intangibles - Goodwill and Other" at least annually and when events or changes in circumstances indicate the carrying amount may not be recoverable. The Company measures recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that the assets or the asset group are expected to generate. If the carrying value of the assets are not recoverable, the impairment recognized is measured as the amount by which the carrying value of the asset exceeds its fair value. Management has determined that no impairment exists as of March 31, 2022.

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

Share-Based Compensation

The Company follows the provisions of FASB ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and recognized over its vesting period. No equity instruments were granted to employees during the quarter ending March 31, 2022 and no compensation expense is required to be recognized under provisions of ASC 718 with respect to employees.
F-7

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

Financial assets and liabilities of the Company primarily consist of cash, prepaid expenses, accounts payable and accrued liabilities, other payables and convertible debentures. As of March 31, 2022, the carrying values of these financial instruments (other than convertible debentures) approximated their fair values due to the short-term nature of these instruments.

See: Note 10, "Derivative Financial Instruments", for fair value disclosures regarding the convertible debentures issued by the Company in November 2020 and exchanged for Common Stock on May 6, 2021. The derivative liability is classified as a Level 3 liability, and is the only financial liability measure at fair value on a recurring basis.

There were no transfers between level 1, level 2 or level 3 measurements during the quarter ending March 31, 2022.

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
F-8

HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (continued)

Deferred tax assets are also recognized for operating losses and for tax credit carryforwards. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740-10-30 requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under ASC 740-10-30, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Under ASC 740-10-40, previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company had no material uncertain tax positions as of March 31, 2022 or December 31, 2021.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenue since inception, and has an accumulated deficit of $11,218,346 as of March 31, 2022. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital or debt to fund operating expenses until its planned operations generate sufficient revenue to offset the Company’s expenses. Management, therefore, is actively pursuing sources of investment capital, including both investment into Healthtech Solutions and investment into one or more of its subsidiaries. At present, the Company has received no firm commitment of investment capital. The Company is financing its current operations, therefore, by means of loans from its shareholders and a third party. None of these parties, however, has any contractual or other commitment to continue to lend money to the Company.

 NOTE 4 – INTANGIBLE ASSETS

The Company’s intangible assets as of March 31, 2022 consisted of two patents pending that were acquired by Healthtech Wound Care, Inc. on January 31, 2022 and valued on that date at $137,432. The two patents pending are being amortized over a period of three years. Amortization expense relating to the patents pending totaled $7,635 in the quarter ended March 31, 2022 and $0 in the quarter ended March 31, 2021.

The Company’s intangible assets during the quarter ended March 31, 2021 consisted of the intellectual property relating to medical imaging contributed to Medi-Scan in 2018 as a capital contribution. The intangible assets were amortized over three years. Amortization expense relating to the intangible assets totaled $0 in the quarter ended March 31, 2022, and $29,166 in the quarter ended March 31, 2021.

HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

(Unaudited)

NOTE 5 – INVESTMENT IN AND ADVANCE TO NON-CONSOLIDATED SUBSIDIARY

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

The Company has valued its 5.5% interest in Varian at $60,000, which represents 5.5% of the value of Varian on the Company’s books prior to the transfer pursuant to the SEA. That asset has been combined on the Company’s balance sheet with a $50,000 receivable from Varian provided for in the SEA, and the combination is classified as “investment in and advance to non-consolidated affiliate”

NOTE 6 – ACQUISITION OF WOUND CARE BUSINESS

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

In consideration of the transfer of its wound care business to HWC, HWC issued preferred shares to Biotech and the Company paid Biotech and PTG $517,432. Until HWC achieves positive cash flow or $3.5 million in capital has been contributed to HWC, the preferred shares held by Biotech will represent 30% of HWC’s equity and voting power. The Operations Agreement commits the Company to provide working capital to HWC and Biotech until HWC achieves positive cash flow or the Company contributes $3.5 million or the Company determines that market conditions make it unlikely that HWC will be financially successful.

The Company accounted for the acquisition as a business combination. The Company determined that the consideration for the business was the sum of $517,432 that the Company paid to PTG. No liabilities were assumed in connection with the acquisition. The assets acquired were recognized at their fair values as of the effective acquisition date, January 31, 2022, as determined by the Company’s management.

HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

(Unaudited)

NOTE 6 – ACQUISITION OF WOUND CARE BUSINESS (continued)

The following table summarizes the fair values assigned to the assets acquired:

Consideration
Cash paid	$517,432

Assets Acquired
Equipment	$120,000
Patents Pending	137,432
Prepaid Commissions	260,000
Net assets acquired	$517,432

NOTE 7 – RELATED PARTIES

David Rubin was a managing member of Medi-Scan commencing in May 2020 and served as Chairman and CEO of Healthtech Solutions from September 2020 through July 19, 2021. In May 2020 David Rubin, through his personal holding company, Storm Funding LLC, agreed to contribute $250,000 to Medi-Scan in exchange for a 25% equity interest in Medi-Scan. During January 2021 Mr. Rubin completed that commitment with a final contribution of $4,558. As of March 31, 2022, Mr. Rubin loaned (net of payments) $435,250 to the Company and contributed services of employees of Storm Funding LLC, a company owned by David Rubin, valued at (net of payments) $5,598. In the 1st quarter of 2022, Mr. Rubin and Storm Funding LLC loaned an additional $348,250 in cash and $3,677 in employee services to the Company. These loans of cash and services are included in Loans from Shareholders on the Company’s balance sheets.

On May 4, 2021 the Company entered into an Advisory Agreement with Kleinfeld Legal Services P.A., which is owned by Denis Kleinfeld. Mr. Kleinfeld was, until April 24, 2021, a member of the Company's Board of Directors. Pursuant to the Advisory Agreement, Kleinfeld Legal Services P.A. will provide legal and advisory services to Medi-Scan Inc. during the two years ended May 4, 2023. In consideration of the services, the Company agreed to pay Kleinfeld Legal Services a $100,000 signing fee plus a services fee of $150,000 per year. The Company also assigned to Kleinfeld Legal Services 19.9% of the capital stock of Medi-Scan, Inc.  During the year ended December 31, 2021, the Company recorded expenses for advisory services from Kleinfeld Legal Services totaling $200,000. During the 1st quarter of 2022, the Company recorded expenses for advisory services from Kleinfeld Legal Services totaling $37,500.

During the first quarter of 2022, the Company borrowed $500,177 from 3 of its shareholders. The loans are unsecured, payable on demand and bear no interest.

NOTE 8 – SHAREHOLDERS EQUITY

Authorized Capital Stock

The following table sets forth information, as of March 31, 2022, regarding the classes of capital stock that are authorized by the Articles of Incorporation of Healthtech Solutions, Inc.

Class	Shares Authorized	Shares Outstanding
Common Stock, $.001 par value	200,000,000	66,965,933
Series A Preferred Stock, $.001 par value	156,937	110,520
Undesignated Preferred Stock, $.001 par value	1,843,163	0

Series A Preferred Stock. The Series A Preferred Stock was authorized on November 16, 2020. When first authorized, each share of Series A Preferred Stock was convertible by the holder at any time into two thousand (2,000) shares of Common Stock and had voting rights equivalent to the voting rights of 2,000 shares of common stock. On November 12, 2021, after a vote of the Board of Directors, the Company’s shareholders and the holders of the outstanding Series A Preferred Stock voting as a class, Articles of Amendment of the Company’s Articles of Incorporation were filed which modified the terms of the Series A Preferred Stock such that each share of Series A Preferred Stock is now convertible by the holder into fifty (50) shares of Common Stock at any time after May 31, 2024 and entitles a stockholder to voting rights equivalent to those of 50 shares of Common Stock on all matters upon which stockholders are permitted to vote. In the event of our liquidation, dissolution or winding up, after payment of all creditors, holders of our Series A Preferred Stock are entitled to receive, ratably, a preferential payment of $.01 per share, then to share pro rate in the net assets available to stockholders on an as-converted basis.

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
F-11

HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

(Unaudited)

NOTE 8 – SHAREHOLDERS EQUITY (continued)

Capital Contributions

Medi-Scan's founders contributed $0 during the three months ended March 31,2022, and $4,558 to the Company during the three months ended March 31, 2021.

NOTE 9 – EXCHANGEABLE NOTES AND CONVERTIBLE DEBENTURES

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

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS

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

 HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

(Unaudited)

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS (continued)

A summary of changes in Convertible Debentures for the period ending March 31, 2021 was as follows:

Balance at December 31, 2020	$334,933
Issuance in February 2021	$25,388
Change in fair value	(7,215)
Balance at March 31, 2021	$353,106

NOTE 11 – INCOME TAX

The provision (benefit) for income taxes consisted of the following for the three month periods ended March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021

U.S. federal statutory rate	21.0%	21.0%
State tax, net of federal benefit	5.0%	5.0%
Change in valuation allowance	(26.0%)	(26.0%)

Net deferred tax assets	—	—

The following table reconciles the effective income tax rates with the statutory rates for the three month periods ended March 31, 2022 and 2021:

U.S. federal statutory rate	21.0%
State tax, net of federal benefit	5.0%
Change in valuation allowance	26.0%

Effective income tax rate	—%

Deferred tax assets are comprised of the following:

	March 31, 2022	December 31, 2021

Net operating loss carryforwards	$11,218,346	$10,547,924
Valuation allowance	(11,218,346)	(10,547,924)
Net deferred tax assets	—	$—

At March 31, 2022, the Company had approximately $11,218,346 of federal net operating losses that may be available to offset future taxable income. Through 2036, the amount and utilization of any future net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code. Based upon an analysis of the Company’s stock ownership activity through March 31, 2022, a change of ownership was deemed to have occurred in the 2020 fiscal year. This change of ownership created an annual limitation of substantially all of the Company’s net operating losses which are available through 2036.

HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

(Unaudited)

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

The tax years ending December 31, 2020 and 2021 remain open to examination by the taxing authorities.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company’s management has performed subsequent events procedures through the date these financial statements were issued and determined that there are no reportable subsequent events.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

At the end of January 2022 we acquired from Predictive Biotech, Inc. all of the assets related to its business of developing and producing wound care treatments, including AmnioBind, which is a placental membrane allograft designed to act as a covering or barrier for the protection of burns and non-healing wounds such as diabetic foot ulcers. Since acquiring those assets in our newly organized subsidiary, Healthtech Wound Care, Inc. (“HWC”), we have focused our immediate attention on achieving the regulatory approvals necessary for HWC to bring AmnioBind to market. $385,195 (i.e. 95.5%) of the $403,415 that we devoted to research and development during the first quarter of 2022 was attributable to efforts of HWC to complete and test a market-ready version of AmnioBind.

The other significant contributor to our loss from operations in the first quarter of 2022 was general and administrative expenses of $383,628 (including $45,000 payable to related parties). These expenses primarily involve insurance premiums, office expenses, legal and accounting expenses, compensation of consultants, and other expenses incurred in developing Healthtech Solutions into a viable incubator of development stage medical companies. In total, our operating expenses for the first quarter of 2022 were $794,265, which amounted to our loss from operations as we had no revenue. By comparison, our loss from operations during the first quarter of 2021 was $262,493, most of which was attributable to research and development by our MediScan subsidiary and the expenses we incurred in searching for promising additions to our portfolio of development-stage enterprises.

We expect that our research and development expenses will rise significantly if we obtain the capital resources necessary to fully implement our business plan. In particular, the effort to bring MediScan’s and RevHeart’s technology to market will require several million dollars of capital investment.

In the fall of 2020, prior to the reverse merger of Healthtech Solutions into MediScan, MediScan sold 7% Convertible Debentures to obtain capital. In connection with the reverse merger, the MediScan debentures were exchanged for 7% Convertible Debentures issued by Healthtech Solutions. Healthtech Solutions then sold additional Debentures, with the result that by spring of 2021 the principal and accrued interest on the Debentures totaled $803,715. In May 2021 we exchanged common stock with the holders of the Debentures to fully satisfy the Debentures.

We accounted for our convertible debt in accordance with ASC 815, Derivatives and Hedging as the conversion feature embedded in the convertible debentures could have resulted in the debenture principal and related accrued interest being converted to a variable number of our common shares. The conversion feature on these debentures was variable and based on trailing market prices. It therefore contained an embedded derivative. The fair value of the conversion feature was calculated when the debentures were issued, and we recorded a debenture discount and derivative liability for the calculated value. We recognized interest expense for accretion of the debenture discount over the term of the note. The conversion liability was valued at the end of the reporting period and resulted in income for the reduction in fair value. Among the reasons why we negotiated a cancellation of the Debentures in exchange for common stock was that the volatile price of our stock meant that the gain or loss realized due to the Debentures could often be material to our results.

Accounting for the Convertible Debentures, as described above, we realized income of $7,215 from the derivative during the first quarter of 2021. We also recorded $38,600 in interest expense in that quarter, most of which was attributable to the debentures. Because the Convertible Debentures were exchanged from common stock in May 2021, we recorded neither derivative income/expense nor interest expense during the first quarter of 2022.

After taking these Other Expenses (Income) into account, we realized a net loss of $801,345 ($0.01 per share) in the first quarter of 2022 and a net loss of $293,878 ($.03 per share) during the first quarter of 2021. However, of the $801,345 net loss recorded for the first quarter of 2022, $419,891 resulted from the operations of HWC. Because 30% of the equity in HWC is owned by Predictive Biotech, Inc., we allocated 30% of HWC’s net loss – i.e. $125,967 - to the non-controlling interest owned by Predictive Biotech, Inc. Therefore our net loss attributable to controlling interest was $675,378 for the first quarter of 2022. During the first quarter of 2021, there was no non-controlling interest and so our net loss attributable to controlling interest equaled our net loss: $293,878.

1

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

During the first quarter of 2022 we modified the funding process. For the funds needed to sustain our operations in the first quarter of 2022, particularly the funds required by HWC to complete development of AmnioBind, we relied on loans from shareholders and from non-affiliated parties. During that quarter, we borrowed $500,177 from shareholders and $507,500 from a non-affiliated party. From that sum, we advanced $349,432 to Predictive Biotech, Inc. and its parent as a prepayment of future commissions pursuant to the terms under which we purchased their wound care business. (We also reclassified to prepaid commissions a loan of $168,000 that we made to Predictive Biotech, Inc. in December 2021.) That left net loan proceeds of $658,245, from which we funded the $565,655 in net cash that we used in our operating activities during the first quarter of 2022.

In the first quarter of 2021, our sources and uses of funds differed somewhat from the first quarter of 2022. We entered 2021 with $128,996 in the bank (proceeds from the sale of convertible debentures). We added to that $54,558 in capital and $49,119 in debenture proceeds. That combination enabled us to fund the $226,380 that we used in operating activities.

At December 31, 2022 Healthtech Solutions had a working capital deficit of $757,563. During the first quarter of 2022, we increased the working capital deficit by $1,044,475 to $1,802,038. The increase in the working capital deficit occurred primarily because we borrowed funds on a short-term basis and used the funds to pay our present expenses and prepay future expenses.

We anticipate realizing revenue from the wound care business of HWC beginning in the second quarter of 2022, which will alleviate some of the cash flow burden of that business. That revenue, occurring shortly after our acquisition of the wound care business, will likely be the exception to the norm for our portfolio companies. Our business plan contemplates that, to attract exciting additions to our portfolio, we will offer most the several million dollars of financing that is necessary to bring a medical technology to a stage where its sponsor can function independently. Since our ambition is to sustain a portfolio of such enterprises, our near term capital requirements (near term being the two to three years before we can anticipate initial returns on most of our investments) will be tens of millions of dollars.

Note 3 to our consolidated financial statements discloses that the financial condition of Healthtech Solutions raises substantial doubt as to the Company's ability to continue as a going concern. Management intends to pursue one or more offerings of securities in order to obtain the funds that will be necessary for successful implementation of our business plan. At present, however, no commitments for future funding have been received.

Application of Critical Accounting Policies

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for the three month period ended March 31, 2022, there were two estimates made which was (a) subject to a high degree of uncertainty and (b) material to our results. These were:

●	Our determination to record $60,000 as the fair value of the 5.5% interest in Varian Biopharmaceuticals, Inc. that we received in November 2021. This determination was based on the financial condition of Varian Biopharmaceuticals at that time and the absence of objective criteria for attributing fair value to its technology. The fair value of Varian Biopharmaceuticals is included in the item on our Balance Sheets titled “Investment in and advance to non-consolidated affiliate.”
2

●	Our determination to record an allowance of $257,432 and reduce to $260,000 the book value of the $517,432 prepaid commission that we advanced to Predictive Technology Group, Inc. (“PTG”) in connection with our purchase of the wound care business carried on by PTG’s subsidiary, Predictive Biotech, Inc. (See: Note 6 to the Consolidated Financial Statements.) Our determination was based on the fact that the prepaid commissions will be earned by PTG only as a result of sales to three specific customers and the fact that at the time of the acquisition Predictive Biotech, Inc. did not have a marketable product.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As of March 31, 2022, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of March 31, 2022 for the purposes described in this paragraph.

 Changes in Internal Controls.  There was no change in internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described above that occurred during Healthtech Solutions' first fiscal quarter that has materially affected or is reasonably likely to materially affect Healthtech Solutions' internal control over financial reporting.

3

PART II   -   OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
There has been no change from the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.	Unregistered Sale of Securities and Use of Proceeds
(a) Unregistered sales of equity securities
There were no unregistered sales of equity securities by the Company during the first quarter of fiscal year 2022, other than those reported in Current Reports on Form 8-K.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the first quarter of fiscal year 2022.

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

HEALTHTECH SOLUTIONS, INC.

Date: May 20, 2022	By: /s/ Manuel Iglesias Manuel Iglesias, Chief Executive, Financial and Accounting Officer

4