Form 10-Q
period 2022-06-30
Healthtech Solutions, Inc./UT
filed 2022-08-19
CIK 1307624

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☑        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

August 19, 2022

Common Voting Stock: 66,965,933

 HEALTHTECH SOLUTIONS,  INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2022

HEALTHTECH SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2022	December 31, 2021
Current Assets:
Cash	$69,193	$7,105
Prepaid expenses	383,876	137,997
Other receivable	9,778
Loan receivable	—	168,000
Total Current Assets	462,848	313,102
Long Term Assets:
Investment in and advance to non-consolidated affiliate	110,000	110,000
Fixed Assets acquired net of accumulated depreciation	103,333	—
Intangible assets net of accumulated amortization	118,344	—
Total Long Term Assets	331,678	110,000

Total Assets	$794,525	$423,102

Current Liabilities:
Accounts payable and accrued expenses	$1,320,949	$733,743
Loans from non-affiliated parties	791,000
Loans from shareholders	1,111,283	336,921
Total Current Liabilities	3,223,232	1,070,665

Total Liabilities	3,223,232	1,070,665

Stockholders' Equity (Deficit):
Series A preferred stock, $0.001 par value, 2,000,000 authorized, 110,520 and 156,837 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	110	110
Common stock, $0.001 par value, 200,000,000 shares authorized, 66,965,933 and 9,701,269 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	66,966	66,966
Additional paid-in capital	9,833,286	9,833,286
Accumulated deficit	(11,834,472)	(10,547,924)
Stockholders' Equity (Deficit) Attributable to the Company:	(1,934,111)	(647,563)
Non controlling Interest	(494,596)	—
Total Stockholders' Equity (Deficit)	(2,428,707)	(647,563)

Total Liabilities and Stockholders' Equity (Deficit)	$794,525	$423,102

The accompanying notes are an integral part of these consolidated financial statements

HEALTHTECH SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Revenue	$—	$—	$—	$—

Operating Expenses:
General and administrative	302,113	857,195	640,741	932,351
General and administrative-related party	45,000	258,883	90,000	333,549
Research and development	593,234	111,786	978,649	196,734
Research and development – related party	18,000	268,000	36,000	286,000
Depreciation & Amortization	21,453	9,722	35,754	19,444
Total Operating Expenses	979,799	1,505,586	1,781,144	1,768,078

Loss from Operations	(979,799)	(1,505,586)	(1,781,144)	(1,768,078)

Other Expenses (Income):
Interest expense	—	(328,544)	—	(367,144)
Change in fair value of derivative liabilities	—	(2,940,950)	—	(2,933,735)
Total Other Expenses	—	(3,269,494)	—	(3,300,879)

Loss before provision for income tax	(979,799)	(4,775,080)	(1,781,144)	(5,068,957)

Provision for income tax	—	—	—	—

Net Loss	$(979,799)	$(4,775,080)	$(1,781,144)	$(5,068,957)
Net loss attributable to non-controlling interest	$(214,918)	(1,210)	$(362,696)	(1,210)
Net Loss attributable to Controlling Interest	$(764,882)	$(4,773,870)	$(1,418,448)	$(5,067,747)

Loss per common share
Basic and diluted	$(0.01)	$(0.23)	$(0.03)	$(0.33)
Weighted average shares outstanding
Basic and diluted	66,965,932	20,735,681	66,965,932	15,248,957

The accompanying notes are an integral part of these consolidated financial statements

HEALTHTECH SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIENCY) EQUITY
(Unaudited)

	Common Stock		Series A Preferred Stock		Series C Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Equity (Deficit)	Non-Controlling Interest	Total Stockholders' Equity (Deficit)

Balance at December 31, 2020	9,701,269	$9,701	156,837	$157	—	$—	$866,251	$(1,438,706)	$—	$(562,597)
Capital contributions							4,558			4,558
Net loss		-		-		-		(293,877)	-	(293,877)
Balance at March 31, 2021	9,701,269	9,701	156,837	157	—	—	870,809	(1,732,583)	—	(851,915)

Issuance of common stock	9,937,500	9,938					2,811,590			2,821,528
Issuance of Series C Preferred for acquisition of Varian					29,737	30	(9,704)			(9,674)
Non controlling interest associated with acquisition of Varian									9,675	9,675
Conversion of Series A Preferred into common stock	6,000,000	6,000	(29,407)	(30)			(5,970)			—
Conversion of Debentures into common stock	3,507,164	3,507					3,994,660			3,998,167
Net loss								(4,773,870)	$(1,210)	(4,775,080)
Balance at June 30, 2021	29,145,933	$29,146	127,430	$127	29,737	$30	$7,661,385	$(6,506,453)	$8,465	$1,192,700

Balance at December 31, 2021	66,965,933	$66,966	110,520	$110	—	$—	$9,833,286	$(10,547,924)	$—	$(647,563)
Net loss		-		-		-	-	(675,378)	(125,967)	(801,345)
Balance at March 31, 2022	66,965,933	66,966	110,520	110	—	—	9,833,286	(11,223,302)	(125,967)	(1,448,908)

Net loss		-		-		-	-	(611,170)	(368,629)	(979,799)
Balance at June 30, 2022	66,965,933	66,966	110,520	110	—	$—	9,833,286	(11,834,472)	(494,596)	(2,428,707)

The accompanying notes are an integral part of these consolidated financial statements

HEALTHTECH SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30, 2022	June 30, 2021

Cash flows from operating activities
Net loss	$(1,781,144)	$(5,068,957)
Adjustments to Reconcile Net Loss to Net Cash used in operating activities:
Amortization expense	19,088	19,444
Depreciation expense	16,667
Amortization of discount on convertible debenture		351,212
Stock compensation expense		1,029,028
Non-cash interest expense		15,871
Change in fair value of derivative liabilities		2,933,735
Changes in operating assets and liabilities:
Prepaid expenses	47,275	(147,582)
Prepaid commissions	(382,586)
Other receivable	9,778
Accounts payable and accrued expenses	567,649	168,032
Net cash used in operating activities	(1,503,273)	(699,217)

Cash flows from investing activities:
Cash paid for purchase of Varian, net of cash acquired		(437,055)
Net cash used in investing activities	—	(437,055)

Cash flows from financing activities:
Proceeds of loans from shareholders	774,362	118,084
Proceeds from convertible debenture		50,000
Settlement of loan from shareholder		(50,542)
Loans from non-affiliated parties	791,000
Capital contributions		4,558
Issuance of common stock		1,792,500
Paid In Capital
Net cash provided by financing activities	1,565,362	1,914,600

Net increase (decrease) in cash	62,089	778,328
Cash, beginning of period	7,105	128,996
Cash, end of period	$69,193	$907,324

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$61
Cash paid for taxes	$—	$—
Acquired noncontrolling interest in business acquisition	$—	$523,267

The accompanying notes are an integral part of these consolidated financial statements

 HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Healthtech Solutions, Inc. (“Healthtech Solutions” or the “Company”) was incorporated in Utah on October 18, 1985. Since November 16, 2020, when the Company acquired all of the outstanding capital stock of Medi-Scan Inc., Healthtech Solutions has been pursuing a business plan in which the Company will acquire and/or invest in cutting edge healthcare technology in the medical device, biopharma and pharmaceutical fields. The goal will be to nurture these early stage ventures with financial support and administrative and technological assistance until their respective medical solutions are ready to enter the market. At the present time, the Company’s portfolio consists of three subsidiaries: 61.26% of Medi-Scan, Inc. and 100% of RevHeart, Inc. and 70% of Healthtech Wound Care, Inc.

Acquisition of Medi-Scan Inc.

Medi-Scan Inc. (“Medi-Scan”) was organized in the State of Florida on September 25, 2018. In December 2018, Medi-Scan acquired a portfolio of intellectual property relating to medical imaging. Since December 2018, Medi-Scan has been engaged in developing practical applications for the medical imaging technology as well as related medical technology. In 2020 Medi-Scan applied for two patents based on its technology.

On November 12, 2020, Healthtech Solutions entered into an exchange agreement with Medi-Scan and all of the shareholders of Medi-Scan, pursuant to which the shareholders of Medi-Scan agreed to transfer all of the issued and outstanding stock of Medi-Scan to Healthtech Solutions, and Healthtech Solutions agreed to issue to the shareholders of Medi-Scan, Inc. 156,837 shares of its Series A Preferred Stock, which at that time represented 97% of the equity in Healthtech Solutions. The exchange of equity (the "Share Exchange") was completed on November 16, 2020.

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

Organization of RevHeart, Inc.

Healthtech Solutions organized RevHeart, Inc. in March 2021. RevHeart is focused on novel approaches to correct cardiac rhythm abnormalities using electromagnetic waveforms in an innovative approach called entrainment. Entrainment, which is currently used in treating tachycardia (rapid heartbeat), works by linking the patient’s abnormal heart rhythm together with a normal heart rhythm, and gently encouraging the abnormal rhythm to revert to a more normal rhythm. As part of these efforts, RevHeart is developing software technology that compares a healthy heart rhythm electronic signal with a damaged heart’s signal, and subsequently derives an electronic signal representing the potentially curative waveform.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2022, and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2021, filed with the SEC on April 15, 2022.

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

 Intangible Assets

The Company reviews goodwill and intangible assets with indefinite lives for impairment according to the provisions of ASC Topic 350:  "Intangibles - Goodwill and Other" at least annually and when events or changes in circumstances indicate the carrying amount may not be recoverable. The Company measures recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that the assets or the asset group are expected to generate. If the carrying value of the assets are not recoverable, the impairment recognized is measured as the amount by which the carrying value of the asset exceeds its fair value. Management has determined that no impairment exists as of June 30, 2022.

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

Share-Based Compensation

The Company follows the provisions of FASB ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and recognized over its vesting period. No equity instruments were granted to employees during the six months ending June 30, 2022 and no compensation expense is required to be recognized under provisions of ASC 718 with respect to employees.

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

Financial assets and liabilities of the Company primarily consist of cash, prepaid expenses, accounts payable and accrued liabilities, other payables and convertible debentures. As of June 30, 2022, the carrying values of these financial instruments (other than convertible debentures) approximated their fair values due to the short-term nature of these instruments.

See: Note 10, "Derivative Financial Instruments", for fair value disclosures regarding the convertible debentures issued by the Company in November 2020 and exchanged for Common Stock on May 6, 2021. The derivative liability is classified as a Level 3 liability, and is the only financial liability measure at fair value on a recurring basis.

There were no transfers between level 1, level 2 or level 3 measurements during the six months ending June 30, 2022.

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

ASC 740-10-30 requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under ASC 740-10-30, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Under ASC 740-10-40, previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company had no material uncertain tax positions as of June 30, 2022 or December 31, 2021.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenue since inception, and has an accumulated deficit of $11,834,472 as of June 30, 2022. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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

HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

(Unaudited)

NOTE 4 – INTANGIBLE ASSETS

The Company’s intangible assets as of June 30, 2022 consisted of two patents pending that were acquired by Healthtech Wound Care, Inc. on January 31, 2022 and valued on that date at $137,432. The two patents pending are being amortized over a period of three years. Amortization expense relating to the patents pending totaled $11,453 for the quarter, and $19,088 for the six months ended June 30, 2022 and $0 in the quarter and six months ended June 30, 2021.

The Company’s intangible assets during the quarter and six months ended June 30, 2021 consisted of the intellectual property relating to medical imaging contributed to Medi-Scan in 2018 as a capital contribution. The intangible assets were amortized over three years. Amortization expense relating to the intangible assets totaled $0 in the quarter and six months ended June 30, 2022, and $9,722 in the quarter and $19,444 in the six months ended June 30, 2021.

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

The Company has valued its 5.5% interest in Varian at $60,000, which represents 5.5% of the value of Varian on the Company’s books prior to the transfer pursuant to the SEA. That asset has been combined on the Company’s balance sheet with a $50,000 receivable from Varian provided for in the SEA, and the combination is classified as “investment in and advance to non-consolidated affiliate”

NOTE 6 -- ACQUISITION OF WOUND CARE BUSINESS

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

HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

(Unaudited)

NOTE 6 -- ACQUISITION OF WOUND CARE BUSINESS (Continued)

The Company accounted for the acquisition as a business combination. The Company determined that the consideration for the business was the sum of $517,432 that the Company paid to PTG. No liabilities were assumed in connection with the acquisition. The assets acquired were recognized at their fair values as of the effective acquisition date, January 31, 2022, as determined by the Company’s management. The following table summarizes the fair values assigned to the assets acquired.

Consideration
Cash paid	$517,432

Assets Acquired
Equipment	$120,000
Patents Pending	137,432
Prepaid Commissions	260,000
Net assets acquired	$517,432

NOTE 7 – RELATED PARTIES

David Rubin was a managing member of Medi-Scan commencing in May 2020 and served as Chairman and CEO of Healthtech Solutions from September 2020 through July 19, 2021. In May 2020 David Rubin, through his personal holding company, Storm Funding LLC, agreed to contribute $250,000 to Medi-Scan in exchange for a 25% equity interest in Medi-Scan. During January 2021 Mr. Rubin completed that commitment with a final contribution of $4,558. As of June 30, 2022, Mr. Rubin loaned (net of payments) $543,131 to the Company and contributed services of employees and expenses of Storm Funding LLC, a company owned by David Rubin, valued at (net of payments) $33,153. In the first six months of 2022, Mr. Rubin and Storm Funding LLC loaned an additional $476,000 in cash and $11,362 in employee services to the Company. These loans of cash and services are included in Loans from Shareholders on the Company’s balance sheets.

On May 4, 2021 the Company entered into an Advisory Agreement with Kleinfeld Legal Services P.A., which is owned by Denis Kleinfeld. Mr. Kleinfeld was, until April 24, 2021, a member of the Company's Board of Directors. Pursuant to the Advisory Agreement, Kleinfeld Legal Services P.A. will provide legal and advisory services to Medi-Scan Inc. during the two years ended May 4, 2023. In consideration of the services, the Company agreed to pay Kleinfeld Legal Services a $100,000 signing fee plus a services fee of $150,000 per year. The Company also assigned to Kleinfeld Legal Services 19.9% of the capital stock of Medi-Scan, Inc.  During the year ended December 31, 2021, the Company recorded expenses for advisory services from Kleinfeld Legal Services totaling $200,000. During the first six months of 2022, the Company recorded expenses for advisory services from Kleinfeld Legal Services totaling $75,000.

During the first six months of 2022, the Company borrowed $774,362 from 3 of its shareholders. The loans are unsecured, payable on demand and bear no interest.

NOTE 8 – SHAREHOLDERS EQUITY

Authorized Capital Stock

The following table sets forth information, as of June 30, 2022, regarding the classes of capital stock that are authorized by the Articles of Incorporation of Healthtech Solutions, Inc.

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

Capital Contributions

Medi-Scan's founders contributed to the Company $0 during the three months and six months ended June 30, 2022, and $0 during the three months ended June 30, 2021 and $4,558 during the six months ended June 30, 2021.

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

At May 6, 2021, just prior to settlement, the Company marked-to-market the fair value of the nine derivatives and determined a fair value of $3,296,997.  The Company recorded a loss from change in fair value of debt derivatives of $2,940,950 for the three months ended June 30, 2021.  Upon the issuance of 3,507,164 shares of common stock (see Note 9), the balance of the derivative liability of $3,296,997 and the principal totaling $681,581 were reduced to $0.

A summary of changes in Convertible Debentures for the period ending June 30, 2021 was as follows:

Balance at December 31, 2020	$337,874
Issuance in February 2021	$25,388
Change in fair value	(7,215)
Balance at March 31, 2021	$356,047
Change in fair value	2,940,950
Settlement upon exchange for Common Stock	(3,296,997)
Balance at June 30, 2021	—

NOTE 11 – INCOME TAX

The provision (benefit) for income taxes consisted of the following for the six month periods ended June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021

U.S. federal statutory rate	21.0%	21.0%
State tax, net of federal benefit	5.0%	5.0%
Change in valuation allowance	(26.0%)	(26.0%)

Net deferred tax assets	—	—

HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

(Unaudited)

NOTE 11 – INCOME TAX (continued)

The following table reconciles the effective income tax rates with the statutory rates for the six month periods ended June 30, 2022 and 2021:

U.S. federal statutory rate	21.0%
State tax, net of federal benefit	5.0%
Change in valuation allowance	26.0%

Effective income tax rate	—%

Deferred tax assets are comprised of the following:

	June 30, 2022	December 31, 2021

Net operating loss carryforwards	$11,834,472	$10,547,924
Valuation allowance	(11,834,472)	(10,547,924)
Net deferred tax assets	—	$—

At June 30, 2022, the Company had approximately $11,834,472 of federal net operating losses that may be available to offset future taxable income. Through 2036, the amount and utilization of any future net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code. Based upon an analysis of the Company’s stock ownership activity through June 30, 2022, a change of ownership was deemed to have occurred in the 2020 fiscal year. This change of ownership created an annual limitation of substantially all of the Company’s net operating losses which are available through 2036.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

At the end of January 2022 we acquired from Predictive Biotech, Inc. all of the assets related to its business of developing and producing wound care treatments, including AmnioBind, which is a placental membrane allograft designed to act as a covering or barrier for the protection of burns and non-healing wounds such as diabetic foot ulcers. Since acquiring those assets in our newly organized subsidiary, Healthtech Wound Care, Inc. (“HWC”), we have focused our immediate attention on achieving the regulatory approvals necessary for HWC to bring AmnioBind to market. $975,246 (i.e. 96%) of the $1,014,649 that we devoted to research and development during the first six months of 2022 was attributable to efforts of HWC to complete and test a market-ready version of AmnioBind.

The other significant contributor to our loss from operations in the first half of 2022 was general and administrative expenses of $730,741 (including $90,000 payable to related parties). These expenses primarily involve insurance premiums, office expenses, legal and accounting expenses, compensation of consultants, and other expenses incurred in developing Healthtech Solutions into a viable incubator of development stage medical companies. In total, our operating expenses for the first six months of 2022 were $1,781,144, which amounted to our loss from operations as we had no revenue. By comparison, our loss from operations during the first six months of 2021 was $1,768,078, the greater portion of which was related to the market value of common stock that we granted to attract management, research and development expertise and other individuals qualified to aid our projects. Of the $1,768,078 in operating expenses incurred during the six months ended June 30, 2021, stock compensation represented $1,029,028 of the expense.

We expect that our research and development expenses will rise significantly if we obtain the capital resources necessary to fully implement our business plan. In particular, the effort to bring MediScan’s and RevHeart’s technology to market will require several million dollars of capital investment.

In the fall of 2020, prior to the reverse merger of Healthtech Solutions into MediScan, MediScan sold 7% Convertible Debentures to obtain capital. In connection with the reverse merger, the MediScan debentures were exchanged for 7% Convertible Debentures issued by Healthtech Solutions. Healthtech Solutions then sold additional Debentures, with the result that by during the first six months of 2021 the greater portion of our net loss reflected “other expenses” related to the convertible debentures. During the three months ended June 30,2021, we incurred items of Other Expenses that added $3,269,494 to our net loss, specifically:

•	$328,544 in interest expense due to accretion of the debenture discount; and
•	A loss of $2,940,950 due to an increase in the fair value of derivative liabilities, related to the 7% Convertible Debentures.

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

1

After taking these Other Expenses into account, Healthtech Solutions realized a net loss of $979,799 ($0.01 per share) in the three months ended June 30, 2022 and a net loss of $4,775,080 ($.23 per share) during the three months ended June 30, 2021. However, 30% of HWC and 38.74% of Medi-Scan are owned by minority investors. Therefore, $317,988 of the net loss contributed by HWC and $44,708 of the net loss contributed by Medi-Scan in the first six months of 2022 are attributable to those minority interests. These are recorded on our Statement of Operations as “net loss attributable to non-controlling interest.” The remainder, the “net loss attributable to controlling interest”, was $764,883 for the three months ended June 30, 2022 and $4,773,870 for the three months ended June 30, 2021. For the same reason, $362,696 of the net loss realized during the six months ended June 30, 2022 was attributed to the minority interests, leaving a net loss of $1,418,448 attributable to the controlling interest. For the six months ended June 30, 2021, the net loss attributable to controlling interest was $5,067,747.

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

During the six months of 2022 we modified the funding process. For the funds needed to sustain our operations in the first six months of 2022, particularly the funds required by HWC to complete development of AmnioBind, we relied on loans from shareholders and from non-affiliated parties. During those six months, we borrowed $774,362 from shareholders and $791,000 from non-affiliated parties. From that sum, we advanced $349,432 to Predictive Biotech, Inc. and its parent as a prepayment of future commissions pursuant to the terms under which we purchased their wound care business. (We also reclassified to prepaid commissions a loan of $168,000 that we made to Predictive Biotech, Inc. in December 2021.) That left net loan proceeds of $1,047,930, from which we funded the remaining $1,120,687 in net cash that we used in our operating activities during the first six months of 2022.

In the first six months of 2021, our sources and uses of funds differed somewhat from the first six months of 2022. We entered 2021 with $128,996 in the bank (proceeds from the sale of convertible debentures). We added to that $1,792,500 proceeds from the sale of our common stock and $50,000 in debenture proceeds. That combination enabled us to fund the $699,217 that we used in operating activities and the $437,055 that we contributed to the operations of Varian while it was our subsidiary.

At December 31, 2021 Healthtech Solutions had a working capital deficit of $757,563. During the first six months of 2022, we increased the working capital deficit by $2,002,861 to $2,760,384. The increase in the working capital deficit occurred primarily because we borrowed funds on a short-term basis and used the funds to pay our present expenses and prepay future expenses.

We anticipate realizing revenue from the wound care business of HWC beginning in the second half of 2022, which will alleviate some of the cash flow burden of that business. That revenue, occurring shortly after our acquisition of the wound care business, will likely be the exception to the norm for our portfolio companies. Our business plan contemplates that, to attract exciting additions to our portfolio, we will offer most the several million dollars of financing that is necessary to bring a medical technology to a stage where its sponsor can function independently. Since our ambition is to sustain a portfolio of such enterprises, our near term capital requirements (near term being the two to three years before we can anticipate initial returns on most of our investments) will be tens of millions of dollars.

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

Application of Critical Accounting Policies

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for the three month period ended June 30, 2022, there were two estimates made which was (a) subject to a high degree of uncertainty and (b) material to our results. These were:

2

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As of June 30, 2022, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of June 30, 2022 for the purposes described in this paragraph.

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
(a) Unregistered sales of equity securities
There were no unregistered sales of equity securities by the Company during the second quarter of fiscal year 2022, other than those reported in Current Reports on Form 8-K.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the second quarter of fiscal year 2022.

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

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHTECH SOLUTIONS, INC.

Date: August 19, 2022	By: /s/ Manuel Iglesias Manuel Iglesias, Chief Executive, Financial and Accounting Officer

5