Form 10-Q
period 2022-09-30
Healthtech Solutions, Inc./UT
filed 2022-11-23
CIK 1307624

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☑        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

November 23, 2022

Common Voting Stock: 69,965,933

 HEALTHTECH SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2022

HEALTHTECH SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2022	December 31, 2021
Current Assets:
Cash	$192,006	$7,105
Accounts receivable	720,777	—
Inventory	198,535	—
Prepaid expenses	211,947	137,997
Loan receivable	—	168,000
Other receivable	3,970	—
Total Current Assets	1,327,235	313,102
Long Term Assets:
Investment in and advance to non-consolidated affiliate	110,000	110,000
Fixed Assets acquired net of accumulated depreciation	93,333	—
Intangible assets net of accumulated amortization	106,892	—
Total Long Term Assets	310,225	110,000

Total Assets	$1,637,460	$423,102

Current Liabilities:
Accounts payable and accrued expenses	$1,981,036	$733,743
Loans from non-affiliated parties	1,146,000	—
Loans from shareholders	1,361,552	336,921
Total Current Liabilities	4,488,588	1,070,665

Total Liabilities	4,488,588	1,070,665

Stockholders' Equity (Deficit):
Series A preferred stock, $0.001 par value, 2,000,000 authorized, 110,520 and 156,837 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	110	110
Common stock, $0.001 par value, 200,000,000 shares authorized, 69,965,933 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	69,966	66,966
Additional paid-in capital	10,252,786	9,833,286
Accumulated deficit	(12,662,603)	(10,547,924)
Stockholders' Equity (Deficit) Attributable to the Company:	(2,339,741)	(647,563)
Non controlling Interest	(511,387)	—
Total Stockholders' Equity (Deficit)	(2,851,128)	(647,563)

Total Liabilities and Stockholders' Equity (Deficit)	$1,637,460	$423,102

See notes to consolidated financial statements.

HEALTHTECH SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Revenue	$776,221	$—	$776,221	$—

Cost of Goods	51,834	—	51,834	—

Gross Profit	724,387	—	724,387	—

Operating Expenses:
General and administrative	1,031,408	938,052	1,672,149	1,870,403
General and administrative-related party	82,500	92,500	172,500	426,049
Research and development	415,947	150,130	1,394,596	346,864
Research and development – related party	18,000	18,000	54,000	304,000
Depreciation & Amortization	21,453	6,482	57,207	25,926
Total Operating Expenses	1,569,308	1,205,164	3,350,452	2,973,242

Loss from Operations	(844,921)	(1,205,164)	(2,626,066)	(2,973,242)

Other Expenses (Income):
Interest expense	—	—	—	(367,144)
Change in fair value of derivative liabilities	—	—	—	(2,933,735)
Total Other Expenses	—	—	—	(3,300,879)

Loss before provision for income tax	(844,921)	(1,205,164)	(2,626,066)	(6,274,121)

Provision for income tax	—		—

Net Loss	$(844,921)	$(1,205,164)	$(2,626,066)	$(6,274,121)
Net loss attributable to non-controlling interest	$(108,846)	(3,400)	$(448,472)	(4,610)
Net Loss attributable to Controlling Interest	$(736,075)	$(1,201,764)	$(2,177,592)	$(6,269,511)

Loss per common share
Basic	$(0.01)	$(0.04)	$(0.04)	$(0.31)
Weighted average shares outstanding
Basic	67,334,064	29,145,933	67,089,094	19,932,187

See notes to consolidated financial statements.

HEALTHTECH SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIENCY) EQUITY
(Unaudited)

	Common Stock		Series A Preferred Stock		Series C Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated (Deficit)	Non-Controlling Interest	Total Stockholders' Equity (Deficit)

Balance at December 31, 2020	9,701,269	$9,701	156,837	$157	—	$—	$866,251	$(1,438,706)	$—	$(562,597)
Capital contributions							4,558			4,558
Net loss		—		—		—	—	(293,877)	—	(293,877)
Balance at March 31, 2021	9,701,269	9,701	156,837	157	—	—	870,809	(1,732,583)	—	(851,915)

Issuance of common stock	9,937,500	9,938					2,811,590			2,821,528
Issuance of Series C Preferred for acquisition of Varian					29,737	30	(9,704)			(9,674)
Non controlling interest associated with acquisition of Varian									9,675	9,675
Conversion of Series A Preferred into common stock	6,000,000	6,000	(29,407)	(30)			(5,970)			—
Conversion of Debentures into common stock	3,507,164	3,507					3,994,660			3,998,167
Net loss								(4,773,870)	$(1,210)	(4,775,080)
Balance at June 30, 2021	29,145,933	$29,146	127,430	$127	29,737	$30	$7,661,385	$(6,506,453)	$8,465	$1,192,700
Net loss		—		—		—	—	$(1,201,764)	$(3,400)	(1,205,164)
Balance at September 30, 2021	29,145,933	29,146	127,430	127	29,737	30	7,661,385	(7,708,217)	5,065	(12,464)

Balance at December 31, 2021	66,965,933	$66,966	110,520	$110	—	$—	$9,833,286	$(10,547,924)	$—	$(647,563)
Net loss		—		—		—	—	(675,378)	(125,967)	(801,345)
Balance at March 31, 2022	66,965,933	66,966	110,520	110	—	—	9,833,286	(11,223,302)	(125,967)	(1,448,908)

Net loss		—		—		—	—	(611,170)	(368,629)	(979,799)
Balance at June 30, 2022	66,965,933	66,966	110,520	110	—	—	9,833,286	(11,834,472)	(494,596)	(2,428,707)

Issuance of common stock for services	500,000	500					99,500			100,000
Issuance of common stock for non-controlling interest	2,500,000	2,500					185,000	(92,056)	92,056	187,500
Issuance of stock options							135,000			135,000
Net loss				—	—	—		(736,075)	(108,846)	(844,921)
Balance at September 30, 2022	69,965,933	69,966	110,520	110	—	—	10,252,786	(12,662,603)	(511,387)	(2,851,128)

See notes to consolidated financial statements.

HEALTHTECH SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended
	September 30, 2022	September 30, 2021

Cash flows from operating activities
Net loss	$(2,626,066)	$(6,274,121)
Adjustments to Reconcile Net Loss to Net Cash used in operating activities:
Amortization expense	30,540	25,926
Depreciation expense	26,667
Amortization of discount on convertible debenture	—	351,212
Non-cash compensation	100,000
Non-cash stock option expense	135,000
Stock compensation expense	—	1,029,028
Inventory reserve	22,178	—
Allowance for bad debt	55,444	—
Non-cash interest expense	—	15,871
Change in fair value of derivative liabilities	—	2,933,735
Changes in operating assets and liabilities:
Prepaid expenses	103,260	(71,460)
Prepaid commissions	(266,642)	—
Inventory	(220,713)	—
Accounts receivable	(776,221)	—
Other payable	(3,970)	—
Accounts payable and accrued expenses	1,434,793	419,227
Net cash used in operating activities	(1,985,730)	(1,570,582)

Cash flows from investing activities:
Cash paid for purchase of Varian, net of cash acquired	—	(437,055)
Net cash used in investing activities	—	(437,055)

Cash flows from financing activities:
Proceeds of loans from shareholders	1,024,631	121,084
Proceeds from convertible debenture	—	50,000
Settlement of loan from shareholder	—	(50,542)
Loans from non-affiliated parties	1,146,000	—
Capital contributions	—	4,558
Issuance of common stock		1,792,500
Net cash provided by financing activities	2,170,631	1,917,600

Net increase (decrease) in cash	184,901	(90,037)
Cash, beginning of period	7,105	128,996
Cash, end of period	$192,006	$38,959

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$61
Cash paid for taxes	$—	$—
Acquired noncontrolling interest in business acquisition	$—	$9,675
Acquisition of noncontrolling interest for issuance of common stock	$187,500	$—
Issuance of Series C preferred shares related to business acquisition	$—	$1,094,713

See notes to consolidated financial statements.

HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Healthtech Solutions, Inc. (“Healthtech Solutions” or the “Company”) was incorporated in Utah on October 18, 1985. Since November 16, 2020, when the Company acquired all of the outstanding capital stock of Medi-Scan Inc., Healthtech Solutions has been pursuing a business plan in which the Company will acquire and/or invest in cutting edge healthcare technology in the medical device, biopharma and pharmaceutical fields. The goal will be to nurture these early stage ventures with financial support and administrative and technological assistance until their respective medical solutions are ready to enter the market. At the present time, the Company’s portfolio consists of three subsidiaries: 81.25% of Medi-Scan, Inc., 100% of RevHeart, Inc. and 70% of Healthtech Wound Care, Inc.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2022, and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2021, filed with the SEC on April 15, 2022.

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

HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

Inventory consists of direct labor, raw material, production equipment, and overhead and are stated at the lower of cost or net realizable value, less an allowance for obsolete inventory of $22,178. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out (“FIFO”) method. The allowance for obsolete inventory was based on industry standards and will be adjusted to reflect the Company’s experience as it develops. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory.

Revenue Recognition

Under ASC 606, Revenue from Contracts with Customers, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five-step model prescribed under Accounting Standards Update (“ASU”) 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

The Company generally deems its performance obligations under the terms of a contract to be satisfied when control of the product is transferred to the customer and treatment using the product is commenced. The Company’s payment terms are typically 60 days from the date of treatment using the product sold. Provisions for certain rebates, sales incentives, trade promotions, coupons, product returns, discounts to customers and governmental clawback provisions are accounted for as variable consideration and recorded as a reduction in revenue.

Product discounts granted are based on the terms of arrangements with direct, indirect and other market participants, as well as market conditions, including consideration of competitor pricing. Rebates are estimated based on contractual terms, historical experience, patient outcomes, trend analysis and projected market conditions in the markets served. A significant portion of the liability related to rebates is from the sale of the Company's products within the U.S., primarily the Managed Care, Medicare and Medicaid programs. The Company evaluates market conditions for products or groups of products primarily through the analysis of wholesaler and other third-party sell-through and market research data, as well as internally generated information.

Promotional programs, such as product listing allowances and cooperative advertising arrangements, are recorded in the same period as related sales. Continuing promotional programs include coupons and volume-based sales incentive programs. Volume-based incentive programs are based on the estimated sales volumes for the incentive period and are recorded as products are sold. These arrangements are evaluated to determine the appropriate amounts to be deferred or recorded as a reduction of revenue.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at their net realizable value. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable, and current economic conditions. The determination of the collectability of amounts due requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer account, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole.

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

Intangible Assets

The Company reviews goodwill and intangible assets with indefinite lives for impairment according to the provisions of ASC Topic 350:  "Intangibles - Goodwill and Other" at least annually and when events or changes in circumstances indicate the carrying amount may not be recoverable. The Company measures recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that the assets or the asset group are expected to generate. If the carrying value of the assets are not recoverable, the impairment recognized is measured as the amount by which the carrying value of the asset exceeds its fair value. Management has determined that no impairment exists as of September 30, 2022.

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

HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Share-Based Compensation

The Company follows the provisions of FASB ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and recognized over its vesting period. No equity instruments were granted to employees during the nine months ending September 30, 2022 and no compensation expense is required to be recognized under provisions of ASC 718 with respect to employees.

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

See: Note 10, "Derivative Financial Instruments", for fair value disclosures regarding the convertible debentures issued by the Company in November 2020 and exchanged for Common Stock on May 6, 2021. The derivative liability is classified as a Level 3 liability and is the only financial liability measure at fair value on a recurring basis.

There were no transfers between level 1, level 2 or level 3 measurements during the nine months ending September 30, 2022.

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

ASC 740-10-30 requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under ASC 740-10-30, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Under ASC 740-10-40, previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company had no material uncertain tax positions as of September 30, 2022 or December 31, 2021.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated limited revenue since inception, and had an accumulated deficit of $12,662,603 as of September 30, 2022. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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

HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

(Unaudited)

NOTE 4 – INTANGIBLE ASSETS

The Company’s intangible assets as of September 30, 2022 consisted of two patents pending that were acquired by Healthtech Wound Care, Inc. on January 31, 2022 and valued on that date at $137,432. The two patents pending are being amortized over a period of three years. Amortization expense relating to the patents pending totaled $26,667 for the three months and $30,540 for the nine months ended September 30, 2022.

The Company’s intangible assets during the three and nine months ended September 30, 2021 consisted of the intellectual property relating to medical imaging contributed to Medi-Scan in 2018 as a capital contribution. The intangible assets were amortized over three years. Amortization expense relating to the intangible assets totaled $0 in the quarter and nine months ended September 30, 2022, and $6,482 in the three months and $25,926 in the nine months ended September 30, 2021.

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

In consideration of the transfer of its wound care business to HWC, HWC issued preferred shares to Biotech and the Company paid Biotech and PTG $517,432. Until HWC achieves positive cash flow or $3.5 million in capital has been contributed to HWC, the preferred shares held by Biotech will represent 30% of HWC’s equity and voting power. The Operations Agreement commits the Company to provide working capital to HWC and Biotech for their wound care business until HWC achieves positive cash flow or the Company contributes $3.5 million or the Company determines that market conditions make it unlikely that HWC will be financially successful.

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

NOTE 7 – RELATED PARTIES

David Rubin was a managing member of Medi-Scan commencing in May 2020 and served as Chairman and CEO of Healthtech Solutions from September 2020 through July 19, 2021. In May 2020 David Rubin, through his personal holding company, Storm Funding LLC, agreed to contribute $250,000 to Medi-Scan in exchange for a 25% equity interest in Medi-Scan. During January 2021 Mr. Rubin completed that commitment with a final contribution of $4,558. As of September 30, 2022, Mr. Rubin loaned (net of payments) $667,527 to the Company and contributed services of employees and expenses of Storm Funding LLC, a company owned by David Rubin, valued at (net of payments) $34,999. In the first nine months of 2022, Mr. Rubin and Storm Funding LLC loaned an additional $600,527 in cash and $13,078 in employee services to the Company. These loans of cash and services are included in Loans from Shareholders on the Company’s balance sheets.

On May 4, 2021 the Company entered into an Advisory Agreement with Kleinfeld Legal Services P.A., which is owned by Denis Kleinfeld. Mr. Kleinfeld was, until April 24, 2021, a member of the Company's Board of Directors. Pursuant to the Advisory Agreement, Kleinfeld Legal Services P.A. agreed to provide legal and advisory services to Medi-Scan Inc. during the two years ended May 4, 2023. In consideration of the services, the Company agreed to pay Kleinfeld Legal Services a $100,000 signing fee plus a services fee of $150,000 per year. The Company also assigned to Kleinfeld Legal Services 19.9% of the capital stock of Medi-Scan, Inc.  During the year ended December 31, 2021, the Company recorded expenses for advisory services from Kleinfeld Legal Services totaling $200,000. During the first nine months of 2022, the Company recorded expenses for advisory services from Kleinfeld Legal Services totaling $75,000.

On September 13, 2022, HLTT and Medi-Scan Inc. entered into a Share Exchange Agreement with Denis Kleinfeld, Kleinfeld Legal Services PA (“KLS”), and four entities that owned minority shares in Medi-Scan, Inc.: DAK 2017 Trust Resolution, Jaclene Kleinfeld Trust, DYBIM, LLC and Doncaster Holdings, LLC (the “Medi-Scan Shareholders”). Pursuant to the SEA, the Medi-Scan Shareholders transferred to HLTT their 19.99% interest in Medi-Scan and HLTT issued 2,000,000 common shares to DYBIM and 500,000 common shares to Doncaster Holdings. HLTT agreed to pay $25,000 to KLS after HLTT raises an additional $1 million in capital. The Advisory Agreement between KLS and Medi-Scan was terminated. HLTT and Medi-Scan gave general releases to the other six parties and the other six parties gave general releases to HLTT and Medi-Scan, which included releases of the accrued liability to KLS under the Advisory Agreement.

During the nine months ending September 30, 2022, the Company borrowed $1,024,631 from 3 of its shareholders. The loans are unsecured, payable on demand and bear no interest. The Board granted three year options for 15 million common shares, exercisable at $.25 per share. The options were granted to the shareholders who have provided loans exceeding $1.5 million to HLTT during the past 12 months in compensation for the loans.

HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

(Unaudited)

 NOTE 8 – SHAREHOLDERS EQUITY

Authorized Capital Stock

The following table sets forth information, as of September 30, 2022, regarding the classes of capital stock that are authorized by the Articles of Incorporation of Healthtech Solutions, Inc.

Class	Shares Authorized	Shares Outstanding
Common Stock, $.001 par value	200,000,000	69,965,933
Series A Preferred Stock, $.001 par value	156,937	110,520
Undesignated Preferred Stock, $.001 par value	1,843,163	0

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

Issuance of Common Stock

On September 6, 2022, the Company issued a total of 500,000 shares of common stock to three individuals as compensation for consulting services rendered. The shares were valued at the previous market closing price of $.20 per share.

On September 13, 2022, the Company issued 2,500,000 shares of common stock to two entities. The shares were issued (a) in satisfaction of an account payable of $187,500 and (b) in exchange for shares in the Company’s subsidiary Medi-Scan, Inc., representing 19.99% of the capital stock of Medi-Scan, Inc. The Company also agreed to pay $25,000 cash for the Medi-Scan shares at a future date. The Company shares issued in the transaction were valued at the previous market closing price of $.248 per share for an aggregate value of $620,000. On the Company’s financial statements, from the $645,000 purchase price, $187,00 was credited to the satisfaction of the account payable and the remaining $457,500 was applied to purchase of the Medi-Scan shares and shown as a reduction to non-controlling interest and additional equity of the Company.

Grant of Stock Options

On September 6, 2022, the Company granted three-year options for 15 million common shares, exercisable at $.25 per share, to the shareholders who provided loans to HLTT during the preceding 12 months. The options vested immediately. The grant was made in compensation for the loans. The aggregate fair value of the options was determined to be $135,000 using the Black Scholes Model for option valuation.

Below are the assumptions applied in determining the fair value of the options:

Stock option assumptions
Risk-free interest rate	5.0% per annum
Expected dividend yield	—
Expected volatility	11.0% per annum
Expected life of options (in years)	3 years

Capital Contributions

Medi-Scan's founders contributed to the Company $0 during the three months and nine months ended September 30, 2022, and $0 during the three months ended September 30, 2021 and $4,558 during the nine months ended September 30, 2021.

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

HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

(Unaudited)

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

A summary of changes in Convertible Debentures for the period ending June 30, 2021 was as follows:

Balance at December 31, 2020	$337,874
Issuance in February 2021	$25,388
Change in fair value	(7,215)
Balance at March 31, 2021	$356,047
Change in fair value	2,940,950
Settlement upon exchange for Common Stock	(3,296,997)
Balance at June 30, 2021	—

NOTE 11 – INCOME TAX

The provision (benefit) for income taxes consisted of the following for the nine month periods ended September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
U.S. federal statutory rate	21.0%	21.0%
State tax, net of federal benefit	5.0%	5.0%
Change in valuation allowance	(26.0%)	(26.0%)

Net deferred tax assets	—	—

The following table reconciles the effective income tax rates with the statutory rates for the nine month periods ended September 30, 2022 and 2021:

U.S. federal statutory rate	21.0%
State tax, net of federal benefit	5.0%
Change in valuation allowance	26.0%

Effective income tax rate	—%

Deferred tax assets are comprised of the following:

	September 30, 2022	December 31, 2021

Net operating loss carryforwards	$3,167,125	$2,742,460
Valuation allowance	(3,167,125)	(2,742,460)
Net deferred tax assets	—	$—

HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

(Unaudited)

NOTE 11 – INCOME TAX (Continued)

At September 30, 2022, the Company had approximately $12,662,603 of federal net operating losses that may be available to offset future taxable income. Through 2036, the amount and utilization of any future net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code. Based upon an analysis of the Company’s stock ownership activity through September 30, 2022, a change of ownership was deemed to have occurred in the 2020 fiscal year. This change of ownership created an annual limitation of substantially all of the Company’s net operating losses which are available through 2036.

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

* * * *

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

At the end of January 2022 we acquired from Predictive Biotech, Inc. all of the assets related to its business of developing and producing wound care treatments, including a placental membrane allograft designed to act as a covering or barrier for the protection of burns and non-healing wounds such as diabetic foot ulcers. Since acquiring those assets in our newly organized subsidiary, Healthtech Wound Care, Inc. (“HWC”), we have focused our immediate attention on achieving the regulatory approvals necessary for HWC to bring its allografts to market and initiating the marketing of our allografts. $1,391,194 (i.e. 96%) of the $1,448,596 that we devoted to research and development during the first nine months of 2022 was attributable to efforts of HWC to complete and test a market-ready version of its allograft.

Sales of our wound care allografts commenced in September 2022, as we delivered allografts to five customers for an aggregate purchase price, net of discounts, of $776,221. Payments for the sales did not commence until October, so we recorded accounts receivable from the sales of $720,777, representing the net sales revenue less an allowance for doubtful accounts of $55,444. After recording $51,834 in cost of goods sold (i.e. proportionate allocation to the products sold of the direct costs attributable to their production), we recorded gross profit of $720,175 for the three and nine months ended September 30, 2022. We expect that in future periods our gross margin ratio will be lower than the ratio we recorded in the periods ended September 30, 2022.

The cost of our operations is primarily classified as general and administrative, which totaled $1,113,908 (including $82,500 payable to related parties) during the quarter ended September 30, 2022 and $1,844,649 (Including $172,500 payable to related parties) during the nine months ended September 30, 2022. These expenses primarily involve insurance premiums, office expenses, legal and accounting expenses, compensation of consultants, and other expenses incurred in developing Healthtech Solutions into a viable incubator of development stage medical companies. In total, our operating expenses for the three and nine months ended September 30, 2022 were $1,569,308 and $3,350,452, respectively, resulting in net loss of $844,921 for the three months ended September 30, 2022 and $2,626,066 for the nine months ended September 30, 2022.

We expect that the manufacture and sale of allografts by HWC will become profitable in the foreseeable future. Our business plan, however, contemplates a breadth of operations in addition to wound care treatments. For that reason, our research and development expenses will rise significantly if we obtain the capital resources necessary to fully implement our business plan. In particular, expansion of the operations of HWC to include additional product lines and the effort to bring MediScan’s and RevHeart’s technology to market will require several million dollars of capital expense. For that reason, we cannot predict when we will achieve company-wide profitability.

Our loss from operations during the first nine months of 2021 was $2,973,242, the largest portion of which was related to the market value of common stock that we granted to attract management, research and development expertise and other individuals qualified to aid our projects. Of the $2,973,242 in operating expenses incurred during the nine months ended September 30, 2021, stock compensation represented $1,029,028 of the expense.

In the fall of 2020, prior to the reverse merger of Healthtech Solutions into MediScan, MediScan sold 7% Convertible Debentures to obtain capital. In connection with the reverse merger, the MediScan debentures were exchanged for 7% Convertible Debentures issued by Healthtech Solutions. Healthtech Solutions then sold additional Debentures, with the result that by during the first nine months of 2021 the greater portion of our net loss reflected “other expenses” related to the convertible debentures. In particular, during the six months ended June 30,2021, we incurred items of Other Expenses that added $3,300,879 to our net loss, specifically:

•	$367,144 in interest expense due to accretion of the debenture discount; and

•	A loss of $2,933,735 due to an increase in the fair value of derivative liabilities, related to the 7% Convertible Debentures.

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

1

After taking Other Expenses into account, Healthtech Solutions realized a net loss of $844,921 ($0.01 per share) in the three months ended September 30, 2022. However, 30% of HWC and 18.75% of Medi-Scan were owned by minority investors during that period. Therefore, $105,398 of the net loss contributed by HWC and $3,448 of the net loss contributed by Medi-Scan during the three months ended September 30, 2022 were attributable to those minority interests. These are recorded on our Statement of Operations as “net loss attributable to non-controlling interest.” The remainder, the “net loss attributable to controlling interest”, was $736,075 for the three months ended September 30, 2022.

For the same reason, $448,473 of the net loss realized during the nine months ended September 30, 2022 was attributed to the minority interests, leaving a net loss of $2,177,592 attributable to the controlling interest.

For the three and nine months ended September 30, 2021, the net loss attributable to controlling interest was $1,201,764 and $6,269,511, respectively.

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

During the first nine months of 2022 we modified the funding process. For the funds needed to sustain our operations in the first nine months of 2022, particularly the funds required by HWC to complete development of its allografts and bring them to market, we relied on loans from shareholders and from non-affiliated parties. During those nine months, we borrowed $1,024,631 from shareholders and $1,146,000 from non-affiliated parties.

In the first quarter of 2022, from the loans received from shareholders and non-affiliated parties, we advanced $349,432 to Predictive Biotech, Inc. and its parent as a prepayment of future commissions pursuant to the terms under which we purchased their wound care business. We also reclassified to prepaid commissions a loan of $168,000 that we made to Predictive Biotech, Inc. in December 2021. (Because two of our five customers during the third quarter of 2022 are commissionable to Predictive Biotech, Inc., we amortized $116,000 of the prepaid commissions in that quarter.) The remainder of the loan proceeds funded the net cash that we used in our operating activities during the first nine months of 2022.

In the first nine months of 2021, our sources and uses of funds differed somewhat from the first nine months of 2022. We entered 2021 with $128,996 in the bank (proceeds from the sale of convertible debentures). We added to that $1,792,500 proceeds from the sale of our common stock, $50,000 in debenture proceeds and $121,084 in proceeds of the initial loans from shareholders. That combination enabled us to fund the $1,570,582 that we used in operating activities and the $437,055 that we contributed to the operations of Varian while it was our subsidiary.

At December 31, 2021 Healthtech Solutions had a working capital deficit of $757,563. During the first nine months of 2022, we increased the working capital deficit by $1,970,294 to $2,727,857. The increase in the working capital deficit occurred primarily because we borrowed funds on a short-term basis and used the funds to pay our present expenses and prepay future expenses.

We expect HWC’s wound care business to become profitable during the fourth quarter of 2022, which will alleviate some of the cash flow burden of that business. That revenue, occurring shortly after our acquisition of the wound care business, will likely be the exception to the norm for our portfolio companies. Our business plan contemplates that, to attract exciting additions to our portfolio, we will offer most the several million dollars of financing that is necessary to bring a medical technology to a stage where its sponsor can function independently. Since our ambition is to sustain a portfolio of such enterprises, our near term capital requirements (near term being the two to three years before we can anticipate initial returns on most of our investments) will be tens of millions of dollars.

2

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

Application of Critical Accounting Policies

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for the three and nine month periods ended September 30, 2022, there were three estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results. These were:

●	Our determination to record $60,000 as the fair value of the 5.5% interest in Varian Biopharmaceuticals, Inc. that we received in November 2021. This determination was based on the financial condition of Varian Biopharmaceuticals at that time and the absence of objective criteria for attributing fair value to its technology. The fair value of Varian Biopharmaceuticals is included in the item on our Balance Sheets titled “Investment in and advance to non-consolidated affiliate.”
●	Our determination to record an allowance of $257,432 with respect to the book value of the $517,432 prepaid commission that we advanced to Predictive Technology Group, Inc. (“PTG”) in connection with our purchase of the wound care business carried on by PTG’s subsidiary, Predictive Biotech, Inc. (See: Note 6 to the Consolidated Financial Statements.) Our determination was based on the fact that the prepaid commissions will be earned by PTG only as a result of sales to three specific customers and the fact that at the time of the acquisition Predictive Biotech, Inc. did not have a marketable product.
●	Our determination to record an allowance for bad debt totaling five percent of the gross revenue from sales of allografts. The determination was based on industry norms, as we have experienced only one month of sales.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As of September 30, 2022, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures have the following material weaknesses:

3

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

Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of September 30, 2022 for the purposes described in this paragraph.

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
(a) Unregistered sales of equity securities

On September 6, 2022 the Company issued 500,000 shares of common stock to three individuals in compensation for consulting services provided to the Company. The shares were valued at $.20 per share. The shares were issued in a private offering to investors who were acquiring the shares for their own accounts. The offering, therefore, was exempt from registration under the Securities Act of 1933 pursuant to Section 4(a)(2) of the Securities Act.

On September 13, 2022 the Company issued a total of 2,500,000 shares of common stock to two entities. The shares were issued in satisfaction of payment due for consulting services rendered and in exchange for 19.99% of the outstanding capital stock of Medi-Scan, Inc. The shares were valued at $.19 per share. The shares were issued in a private offering to investors that were acquiring the shares for their own accounts. The offering, therefore, was exempt from registration under the Securities Act of 1933 pursuant to Section 4(a)(2) of the Securities Act.

Except as noted above, there were no unregistered sales of equity securities by the Company during the third quarter of fiscal year 2022, other than those reported in Current Reports on Form 8-K.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the third quarter of fiscal year 2022.

Item 3.	Defaults Upon Senior Securities.
None.
4

Item 4.	Mine Safety Disclosures.
Not Applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits
	31-a	Rule 13a-14(a) Certification of CEO and CFO
	32-a	Rule 13a-14(b) Certification of CEO and CFO
	101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
	101.SCH	Inline XBRL Schema
	101.CAL	Inline XBRL Calculation
	101.DEF	Inline XBRL Definition
	101.LAB	Inline XBRL Label
	101.PRE	Inline XBRL Presentation
	104	Cover page formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHTECH SOLUTIONS, INC.

Date: November 23, 2022	By: /s/ Manuel Iglesias Manuel Iglesias, Chief Executive, Financial and Accounting Officer

5