Form 10-K
period 2022-12-31
Healthtech Solutions, Inc./UT
filed 2023-06-28
CIK 1307624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act. Yes __ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes __ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No __

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☒ No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes _ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company. or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer__Accelerated filer__Non-accelerated filer__Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No ☒

As of June 30, 2022 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was $6,953,193.

As of June 26, 2023, there were 96,131,606 shares of common stock outstanding.

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

PART 1

Item 1. Business

Overview

Healthtech Solution Inc. (“Healthtech” or the “Company”) is a life sciences company dedicated to building impactful solutions for people and the healthcare system. Our business plan points toward the integration of complementary products and service lines, with the goal of maximizing the potential market for products and services offered by our subsidiaries.

At year-end 2022, there were five operating subsidiaries in the Healthtech family: Healthtech Wound Care, Inc. (“HWC”), Cellsure, LLC (“Cellsure”), The Clia Lab, LLC (“The Clia Lab”), Medi-Scan Inc. (“MediScan”), and RevHeart Inc. (“RevHeart”). In January we added an important fifth with our acquisition of a majority interest in World Reach Holdings, LLC (“WR Holdings”), along with its affiliated subsidiaries, including, World Reach Health, LLC (“WR Health”), an established distributor of medical products and services that will provide product and service distribution capacity for our other subsidiaries as well as contribute additional product lines. We intend to complete further transactions that will build synergies across the organization, creating a diverse portfolio of assets that still allows us to leverage skillsets and costs among our first partners.

Our Portfolio Subsidiaries

Healthtech Wound Care, Inc.

In January 2022, Healthtech Wound Care, Inc. (“HWC”) acquired a bundle of assets, including intellectual property, related to the business of developing novel wound care products for acute and chronic wounds. HWC has used those assets as the foundation for HWC’s program of identifying and developing a pipeline of human cell and tissue product (HCT/Ps) candidates that we believe have novel mechanisms of action and immediate clinical potential in accordance with applicable federal regulations.

Included among the assets acquired by HWC was a placental membrane allograft designed to act as a covering or barrier for the protection of burns and non-healing wounds such as diabetic foot ulcers. After further development, HWC introduced this product to the market in September, and now markets it in several states under the trademark “DermaBind®”. The product is provided in multiple sizes to be applied directly to clean, debrided wounds where bacterial burden and offloading have been addressed. The base material for the allograft is collected from live, healthy, births from appropriately screened donors. The collected placental tissue is washed, dehydrated, cut, packaged, and sterilized for commercial distribution. DermaBind® is processed in compliance with US CFR Title 21 Part 1271 and Section 361 of the Public Health Service Act and regulated as a human cell and tissue product. HWC applied for and was granted a Q-code by the Centers for Medicare and Medicaid. A provisional patent covering the manufacturing steps and clinical uses for DermaBind® was filed in September, 2021.

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

HWC intends to further elucidate the efficacy mechanism of action of DermaBind® in a clinical study in which DermaBind® (in addition to standard of care) is compared to a commercially available product and standard of care alone. DermaBind®, along with standard of care, is expected to significantly reduce treatment times of patients when compared to standard of care alone.

The Wound Care Market and Placental Tissue

Skin conditions, which include but are not limited to wounds, can be devastating to patients. There are an estimated 500,000 burns treated in the United States each year, and globally this statistic increases to 11 million injuries per year. The overall mortality rate for burn injury has been estimated to have been 4.9% between 1998-2007 and medical costs for burn treatments approach $2 billion per year. In addition, chronic wounds constitute a large patient base and healing rates remain below 50%. These non-healing chronic wounds are estimated to affect 7 million people in the United States. Patients who suffer from these skin conditions can benefit from rapid treatments that result in at least protection of the wounds.

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

DFUs not only have a detrimental effect on a patient’s quality of life, but also pose a significant burden on healthcare facilities and the public and/or private payers who support these facilities. Waycaster et al. noted a recent economic evaluation of Medicare beneficiaries which concluded that the United States spent $32B USD in 2014 on 8.2 million patients. This equates to approximately $4,000 USD per patient.

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

Facilities for Wound Care Operations

HWC’s laboratory facility is registered with the U.S. Food and Drug Administration (“FDA”) as a Human Cell and Tissue Establishment, FDA Establishment Identifier (FEI): 3012707547. The facility includes two (2) ISO Class 7 cleanrooms containing twelve (12) ISO Class 5 Biological Safety Cabinets. The equipment and facilities are inspected and validated semiannually by independent contractors to ensure that all are functioning correctly. PBI’s facility conforms to current Good Tissue Practices (21 CFR 1271.150), current Good Manufacturing Practices and is ISO 13485 certified. These facilities are used in manufacturing DermaBind® and will be used in manufacturing other products for commercial use and for experimental use in Investigational New Drug Applications.

The Clia Lab, Inc.

In the second half of 2022, Healthtech, in concert with World Reach Health, established an FDA-licensed CLIA laboratory that we named “The CLIA Lab.” This facility is housed at the University of Utah technology campus in Salt Lake City. In January 2023, in connection with Healthtech’s acquisition of a majority interest in WR Holdings, we acquired 100% of the equity in The Clia Lab, Inc.

The Clia Lab is a certified diagnostic laboratory, which is dedicated to aiding healthcare providers to screen for and monitor specific diseases. The Clia Lab is focused on customer satisfaction, creating tailored programs that suit the individual and complex needs of the healthcare providers, all while delivering accurate, reliable and timely patient test results, no matter where the test is administered.

The Clia Lab performs tests on clinical specimens to obtain information about the health of a patient via aiding in diagnosis, treatment and prevention of diseases. The CLIA Lab is licensed to perform a multitude of tests, including, without limitation, Covid-19, Flu, RPP Viral Pathogens, Bacterial Pathogens, UTI & Wound, STI, Vaginitis and Fungal. WR Health, during the height of the Covid-19 pandemic, was a leading distributor of a number of these tests and sold them to other similar diagnostic laboratories, and continues to expand its portfolio of diagnostic products. The Clia Lab will provide a new revenue stream for both Healthtech and WR Health, as well as a market advantage for HWC’s wound care products. We expect to offer bundle packages to our wound care providers, which will include both the clinical test required prior to a wound care treatment as well as the wound care allograft that HWC manufactures.

World Reach Health, LLC

Jelena Olmstead and Jim Pesoli, each of whom has extensive experience in the healthcare industry, organized WR Health in 2020 to function as a full-suite healthcare solutions provider with specialties in diagnostics, wound care, orthotics, corporate wellbeing programming, and, during the height of the pandemic, COVID-19 solutions (testing and PPE), and more. WR Health is a boutique healthcare distribution company that represents patented, FDA-approved, CE-approved medical products, devices and technology solutions to B2B and B2C consumers in government, public and private sectors. In the subsequent three years, WR Health served a wide range of customers and industries requiring bulk ordering. WR Health clients have included small businesses, municipal and government entities, and Fortune 500 companies. WR Health is a USFCR verified vendor: DUNS No.: 117771172 and CAGE Code: 8T6J5.

In addition to its core products, during the COVID-19 pandemic, WR Health focused on supplying high-quality PPE products made in the USA and also internationally sourced. Its PPE products include N95 masks, 3ply masks, nitrile gloves, isolation gowns, face shields, disinfectant wipes, Covid testing kits, head and shoe covers and disinfecting stations. Unlike many competitors who rushed into this market with partial solutions, WR Health assumed responsibility for a full-service solution to the emergency requirements of its customers, assisting with custom-tailored product sourcing, logistics, financing, and other services to ease the PPE crisis experienced by federal, state and private customers alike.

The addition of WR Health to the Healthtech community will provide Healthtech an in-house vehicle for distributing the products and services offered by Healthtech’s other subsidiaries, including HWC (for which WR Health served as exclusive distributor during 2022) and The Clia Lab. WR Health also expands Healthtech’s product line, as it brings ongoing contracts to distribute a number of products, including:

•	Endura-KT, a non-opiate surgical block for which WRH is one of four national distributors;
•	MY GEL, a neuropathy pain gel, for which WR Health is exclusive distributor;
•	Diagnostic kits, including some of the leading COVID-19 diagnostic tests, manufactured by AccessBio and Phase Scientific;
•	Postday One-Step emergency contraceptive;
•	Oncotech’s patented LECS catheter stabilizer; and
•	Better Air, which provides an organic probiotic air purification solutions.

In connection with Healthtech’s acquisition of the majority interest in WR Holdings, Jelena Olmstead and Jim Pesoli each joined Healthtech management: Ms. Olmstead as CEO and Mr. Pesoli as Senior Vice President and a member of the Board of Directors. The merger of their talents and experience into our management is emblematic of the significant role that we expect WR Health to play in the implementation of the Healthtech business plan, allowing us to control the fate of our product ideas from conception to delivery.

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

Within the last three years, numerous AI-based software assistants have been cleared by the FDA. New solutions to large scale integration of these narrowly focused algorithms are becoming available as “medical AI algorithm marketplaces”. These marketplaces may be able to aggregate the growing number of algorithms, and seamlessly integrate them into radiologists’ or healthcare systems’ workflows. The currently available medical AI algorithm marketplaces and more advanced infrastructure solutions being designed by large companies could lower the barriers to entry for new products with highly focused niche applications.

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

Our Portfolio Investment

Our business plan contemplates that, from time-to-time, we will acquire subsidiaries in their early stages of development, nurture them until they are market-ready, then transfer our control via spin-out or otherwise, while retaining a minority interest in the newly-independent company as a Portfolio Investment. At present, we hold one Portfolio Investment, a 5.5% interest in the equity of Varian Biopharmaceuticals, Inc. (“Varian”),

Varian Biopharmaceuticals, Inc.

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

These and other regulations of the FDA and other regulatory agencies in and outside the U.S. impose extensive compliance and monitoring obligations on our business. We will also be subject to periodic inspections for compliance with applicable quality system regulations, which govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, and servicing of finished medical devices intended for human use. In addition, the FDA and other regulatory bodies, both in and outside the U.S. (including the Federal Trade Commission, the Office of the Inspector General of the Department of Health and Human Services, the U.S. Department of Justice, and various state Attorneys General), will monitor the promotion and advertising of our products. Any adverse regulatory action, depending on its magnitude, may limit our ability to effectively market and sell our products, limit our ability to obtain future premarket approvals or result in a substantial modification to our business practices and operations.

We plan to gain access for our products within the E.U. market. In the E.U., a single regulatory approval process exists, and conformity with the legal requirements is represented by the CE Mark. To obtain a CE Mark, defined products must meet minimum standards of performance, safety, and quality (i.e., the essential requirements), and then, according to their classification, comply with one or more of a selection of conformity assessment routes. The competent authorities of the E.U. countries separately regulate the clinical research for medical devices and the market surveillance of products once they are placed on the market. A new Medical Device Regulation was published by the E.U. in 2017 which imposes significant additional premarket and postmarket requirements (EU MDR).

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

Employees

As of this filing, we employ approximately 18 people on a full-time basis, all of whom are located in the U.S. Of the total employees, 11 are in manufacturing, 1 performs testing services for The Clia Lab, 1 is in research and development; 3 perform sales and marketing functions for WR Health; and 2 are in general and administration. None of our employees are subject to collective bargaining agreements.

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

Note 3 to our consolidated financial statements for the year ended December 31, 2022 discloses that our financial condition raises substantial doubt as to the Company’s ability to continue as a going concern. The risk of investing in a company whose financial statements carry a going concern opinion is that you are likely to lose all of your investment if the company fails to continue as a going concern. In our case, successful introduction of a full complement of wound care products to the market will require an investment of several million dollars, as will completion of the development of our imaging system and securing government approval of its use in the U.S and the European Union. Development of follow-on technologies into marketable products will then require substantial additional capital investment. We currently have only modest cash resources and will require significant capital contributions in order to fully implement our business plan. If we fail to adequately capitalize our business and are not able to convert our business into a going concern, investors in us will lose their investment.

We intend to acquire or invest in other businesses or technologies within the healthcare field. These investments may dilute our stockholders’ ownership, increase our debt and cause us to incur significant expenses. If they prove to be unsuccessful, the investments could damage our operating results.

As part of our business strategy, we intend to pursue acquisitions of complementary businesses and assets. We also may pursue strategic alliances that leverage our technology and industry experience to expand our product offerings or distribution. If we make acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Integration of an acquired company may also require management resources that otherwise would be available for ongoing development of our existing business. Any future acquisitions by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. To finance any acquisitions or investments, we may choose to issue shares of our common stock as consideration, which could dilute the ownership of our stockholders.

Healthcare policy changes may have a material adverse effect on us.

In response to perceived increases in healthcare costs in recent years, there have been and continue to be actions and proposals by several governments, regulators and third-party payers globally, including the U.S. federal and state governments, to control these costs and, more generally, to reform healthcare systems. Certain of these actions and proposals, among other things, limit the prices we are able to charge for our products or the amounts of reimbursement available for our products and could limit the acceptance and availability of our products. These actions and proposals could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Consolidation in the healthcare industry could have an adverse effect on our revenues and results of operations.

Many healthcare industry companies, including healthcare systems, distributors, manufacturers, providers, and insurers, are consolidating or have formed strategic alliances. As the healthcare industry consolidates, competition to provide goods and services to industry participants will become more intense. Further, this consolidation creates larger enterprises with greater negotiating power, which they can use to negotiate price concessions. If we must reduce our prices because of industry consolidation, or if we lose customers as a result of consolidation, our business, results of operations, financial condition, and cash flows could be adversely affected.

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

Our failure to comply with laws and regulations relating to reimbursement of healthcare goods and services may subject us to penalties and adversely impact our reputation, business, results of operations, financial condition and cash flows.

Our devices, products and therapies are purchased principally by hospitals or physicians that typically bill various third-party payers, such as governmental healthcare programs (e.g., Medicare, Medicaid and comparable non-U.S. programs), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of our customers to obtain appropriate reimbursement for products and services from third-party payers is critical because it affects which products customers purchase and the prices they are willing to pay. As a result, our devices, products and therapies are subject to regulation regarding quality and cost by HHS, including the Centers for Medicare & Medicaid Services (CMS), as well as comparable state and non-U.S. agencies responsible for reimbursement and regulation of health are goods and services, including laws and regulations related to kickbacks, false claims, self-referrals and healthcare fraud. Many states have similar laws that apply to reimbursement by state Medicaid and other funded programs as well as in some cases to all payers. In certain circumstances, insurance companies attempt to bring a private cause of action against a manufacturer for causing false claims. In addition, as a manufacturer of U.S. FDA-approved devices reimbursable by federal healthcare programs, we are subject to the Physician Payments Sunshine Act, which requires us to annually report certain payments and other transfers of value we make to U.S.-licensed physicians or U.S. teaching hospitals. Any failure to comply with these laws and regulations could subject us or our officers and employees to criminal and civil financial penalties.

We are also subject to risks relating to changes in government and private medical reimbursement programs and policies, and changes in legal regulatory requirements in the U.S. and around the world. Implementation of further legislative or administrative reforms to these reimbursement systems, or adverse decisions relating to coverage of or reimbursement for our products by administrators of these systems, could have an impact on the acceptance of and demand for our products and the prices that our customers are willing to pay for them.

Risks Attendant to Our Intellectual Property

Our success depends on our ability to protect our intellectual property and our proprietary technologies.

Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for our product candidates, proprietary technologies and their uses, as well as our ability to operate without infringing the proprietary rights of others. If we or our licensors are unable to protect our intellectual property rights or if our intellectual property rights are inadequate for our technology or our product candidates, our competitive position could be harmed. We generally seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates, proprietary technologies and their uses that are important to our business. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims accurately describe the technology. There can be no assurance that our patent applications will result in patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents, if issued, will not be infringed, designed around, invalidated or rendered unenforceable by third parties. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and such protection may not adequately protect our rights or permit us to gain or keep any competitive advantage. These uncertainties and/or limitations in our ability to properly protect the intellectual property rights relating to our product candidates could have a material adverse effect on our financial condition and results of operations.

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

In addition to our reliance on patent protection, we place a heavy reliance on the protection of our trade secrets, including unpatented know-how, technology and other proprietary information to maintain our competitive position. Although we have taken steps to protect our trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties, and confidential information and inventions agreements with employees, consultants, licensors and advisors, we cannot provide any assurances that none of these parties will breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products that we consider proprietary. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary information will be effective. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets.

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

The success of our wound care products depends upon, among other factors, the availability of tissue from human donors. Any failure to obtain tissue from our sources will interfere with our ability to effectively meet demands for our products incorporating human tissue. The processing of human tissue into our products is very labor-intensive and it is therefore difficult to maintain a steady supply stream. The availability of donated tissue could also be adversely impacted by regulatory changes, public opinion of the donor process as well as our own reputation in the industry. The challenges we may face in obtaining adequate supplies of human tissue involve several risks, including limited control over availability, quality, and delivery schedules. In addition, any interruption in the supply of any human tissue component could materially harm our ability to manufacture our products until a new source of supply, if any, could be found. We may be unable to find a sufficient alternative supply channel in a reasonable time period or on commercially reasonable terms, if at all, which would have a material adverse effect on our business, results of operations and financial condition.

The wound care products we intend to manufacture and process are derived from human tissue and, therefore, have the potential for disease transmission.

The utilization of human tissue creates the potential for transmission of communicable diseases, including, but not limited to, human immunodeficiency virus ("HIV"), viral hepatitis, syphilis and other viral, fungal, or bacterial pathogens.  We are required to comply with federal and state regulations intended to prevent communicable disease transmission. Although we maintain strict quality controls over the procurement and processing of our tissue including sterility testing by independent labs, there is no assurance that these quality controls will be adequate.  In addition, negative publicity concerning disease transmission from other companies' improperly processed donated tissue could have a negative impact on the demand for our products.

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

Imaging Software

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

In addition, the information technology systems of various third parties on which we rely, including contractors, consultants and legal and accounting firms, may sustain damage from computer viruses, unauthorized access, data breaches, phishing attacks, cybercriminals, natural disasters (including hurricanes and earthquakes), terrorism, war and telecommunication and electrical failures. We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows.

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

Our subsidiary, Healthtech Wound Care, Inc., currently leases 10,813 sq. ft. of office space that includes a laboratory in Salt Lake City. The monthly rental fee was $31,537.92 through January 31, 2023, and will be $32,484.05 for the remainder of the term. The lease term commenced on February 1, 2022, and will terminate on December 21, 2023. Healthtech has an option to extend the term for 18 months. Management believes that the property will be adequate for the operations of Healthtech Wound Care, Inc. for the foreseeable future.

Our subsidiary, The Clia Lab, LLC is an approved sub-tenant under the existing lease at the Salt Lake City facilities.

Our subsidiary, WR Health, in addition to managing a network of remote-work independent sales representatives, currently leases a 700 sq. ft office space on a month-to-month term in Rolling Meadows, Illinois. The lease term commenced on July 1, 2020, and the monthly rental fee is $600. Management believes that the property will be adequate for the operations of WR Health for the foreseeable future.

Item 3. Legal Proceedings

Neither Healthtech nor any of its subsidiaries is party to material pending legal proceedings, other than ordinary routine litigation incidental to product distribution business carried on by WR Health.

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

(b) Shareholders

Our shareholders list contains the names of 178 stockholders of record of the Company’s Common Stock.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The Company had no securities authorized for issuance under equity compensation plans as of December 31, 2022.

(e) Sale of Unregistered Securities

On November 22, 2022, the Board of Directors granted one million shares of the Company’s common stock to each of the two non-executive members of the Board of Directors and 250,000 shares to the Company’s General Counsel, all in compensation for their services to the Company. The shares were issued in private transactions to individuals who were acquiring the shares for their own accounts. The issuance, therefore, was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act.

The Company did not make any other sale of unregistered securities during the 4th quarter of fiscal year 2022.

(f) Repurchase of Equity Securities

The Company did not repurchase any shares of its common stock during the 4th quarter of fiscal year 2022.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

At the end of January 2022, we acquired assets related to the business of developing and producing wound care treatments, including a placental membrane allograft designed to act as a covering or barrier for the protection of burns and non-healing wounds such as diabetic foot ulcers. Upon acquiring those assets in our newly organized subsidiary, Healthtech Wound Care, Inc. (“HWC”), we focused our attention on achieving the regulatory approvals necessary for HWC to bring its allografts to market and initiating the marketing of our allografts. $1,715,148 (i.e. 93%) of the $1,843,203 that we devoted to research and development during 2022 was attributable to efforts of HWC to complete and test a market-ready version of its allograft.

Sales of our wound care allografts commenced in September 2022. By year-end, we had sold allografts to medical establishments for an aggregate purchase price, net of discounts, of $1,687,691. Payments for the sales did not commence until October and, in general, our terms on sale of allografts require payment within sixty days after the allograft is used in a treatment. For this reason, at year-end we had accounts receivable from the allograft sales totaling $1,238,509, representing the net sales revenue less an allowance for doubtful accounts of $175,387. After recording $123,857 in cost of goods sold (i.e. proportionate allocation to the products sold of the direct costs attributable to their production), we recorded gross profit of $1,563,834 for 2022.

The cost of our operations is primarily classified as general and administrative, which totaled $3,099,278 (including $255,000 payable to related parties) during 2022. These expenses primarily involve insurance premiums, office expenses, legal and accounting expenses, compensation of consultants, and other expenses incurred in the development of Healthtech Solutions into a viable participant in the medical industry. Our operating expenses totaled $5,021,140 for 2022 resulting in a loss from operations and a net loss of $3,457,306 for that year.

During 2022, 30% of HWC and 38.74% (before September 13) or 18.75% (after September 13) of Medi-Scan was owned by minority investors. Therefore, $385,210 of the net loss contributed by HWC and $28,511 of the net loss contributed by Medi-Scan during 2022 were attributable to those minority interests. These are recorded on our Statement of Operations as “net loss attributable to non-controlling interest.” The remainder, the “net loss attributable to controlling interest”, was $3,043,585 in 2022.

Our loss from operations during 2021 was $5,005,268, the largest portion of which was related to the market value of common stock that we granted to attract management, research and development expertise and other individuals qualified to aid our projects. Of the $5,005,268 in operating expenses incurred during 2021, stock compensation represented $3,229,028 of the expense.

Our net loss for 2021 was increased by the results of a convertible debt financing we performed during the early days of our business. In the fall of 2020, prior to the reverse merger of Healthtech Solutions into MediScan, MediScan sold 7% Convertible Debentures to obtain capital. In connection with the reverse merger, the MediScan debentures were exchanged for 7% Convertible Debentures issued by Healthtech Solutions, which then sold additional Debentures. Finally, in May 2021, we exchanged 3,507,164 shares of common stock for all of the outstanding Debentures. The result of this financing activity was that we incurred items of Other Expenses that added $3,300,879 to our net loss, specifically:

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

After taking Other Expenses into account, Healthtech Solutions realized a net loss of $9,109,218 for 2021. In May 2021, however, we acquired ownership of Varian Biopharmaceuticals, Inc. (“Varian”) and then, in November 2021, returned Varian to the individuals from whom we purchased it. The operations of Varian lost $668,960 during the six months in which we owned it, and we incurred an additional loss of $134,111 on disposal of Varian for that much less than the purchase price we had paid. We classified this total of $803,071 as a loss from discontinued operations. The loss that we incurred in 2021 from continuing operations was $8,306,147.

We expect that the manufacture and sale of allografts by HWC will be profitable for the foreseeable future. Our business plan, however, contemplates a breadth of operations in addition to wound care treatments. Some of these operations, such as product distribution by World Reach Health and laboratory services by The Clia Lab, should be profitable from the start. Our efforts, however, to expand our product lines will cause our research and development expenses to rise significantly if we obtain the capital resources necessary to fully implement our business plan. In particular, expansion of the operations of HWC to include additional product lines and the effort to bring MediScan’s and RevHeart’s technologies to market will require several million dollars of capital expense. For that reason, we cannot predict when we will achieve company-wide profitability.

Liquidity and Capital Resources

Our company was designed to function as an incubator for development stage medical technology enterprises. During 2021 our statements of cash flows reflected that design: we raised $2,183,979 in capital from the sale of securities and used $2,305,869, approximately the amount of cash raised, to fund ongoing administrative operations and medical research. The greater part of our administrative expenses, albeit representing a large portion of our loss in that year, were primarily paid for by issuance of common stock.

Entering 2022 we modified our business plan and the funding process, as we acquired assets that enabled us to enter the wound care business within nine months. For the funds needed to sustain our operations during 2022, particularly the funds required by HWC to complete development of its allografts and bring them to market, we relied on loans from shareholders and from World Reach Med, LLC, an affiliate of World Reach Health, which we engaged to distribute HWC’s allografts. During 2022, we borrowed $1,280,923 from shareholders and $1,373,750 from World Reach Med.

In the first quarter of 2022, from the loans received from shareholders and World Reach Med, we advanced $349,432 to companies from which we purchased the wound care assets as a prepayment of future commissions pursuant to the terms under which we purchased their wound care business. We also reclassified to prepaid commissions a loan of $168,000 that we made to them in December 2021. (Because two of our customers during 2022 are commissionable to the asset sellers, we reduced the allowance on prepaid commissions by $93,639 during the second half of 2022.) The remainder of the loan proceeds funded the net cash that we used in our operating activities during 2022.

During 2021, our sources and uses of funds differed somewhat from sources and uses during 2022. We entered 2021 with $128,996 in the bank (proceeds from the sale of convertible debentures). We added to that $1,792,500 in proceeds from the sale of our common stock, $50,000 in debenture proceeds and $336,921 in proceeds of the initial loans from shareholders. That combination enabled us to fund the $1,224,799 that we used in operating activities and the $668,960 that we contributed to the operations of Varian while it was our subsidiary.

At December 31, 2021, Healthtech Solutions had a working capital deficit of $757,563. During 2022, we increased the working capital deficit by $2,606,079 to $3,363,642. The increase in the working capital deficit occurred primarily because we borrowed funds on a short-term basis and used the funds to pay our present expenses and prepay future expenses.

During the fourth quarter of 2022, HWC’s wound care business became profitable, which will alleviate some of the cash flow burden of that business. In January 2023 we added World Reach Health, LLC to our list of subsidiaries, and we expect the distribution business carried on by World Reach Health to be profitable. On the other hand, our business plan contemplates that we will seek to attract exciting additions to company, which may require that we make available to some the several million dollars of financing that is necessary to bring a medical technology to a stage where its sponsor can function independently. Since our ambition is to couple a portfolio of such enterprises with our established subsidiaries and the distribution power brought by World Reach Health, the capital required to fully implement our plan will be tens of millions of dollars.

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

Application of Critical Accounting Policies

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for the year ended December 31, 2022, there were three estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results. These were:

·	Our determination to record $60,000 as the fair value of the 5.5% interest in Varian Biopharmaceuticals, Inc. that we received in November 2021. This determination was based on the financial condition of Varian Biopharmaceuticals at that time and the absence of objective criteria for attributing fair value to its technology. The fair value of Varian Biopharmaceuticals is included in the item on our Balance Sheets titled “Investment in and advance to non-consolidated affiliate.”
·	Our determination to initially record an allowance of $257,432 with respect to the book value of the $517,432 prepaid commission that we advanced to the seller in connection with our purchase of the wound care assets that initiated HWC’s business. (See: Note 7 to the Consolidated Financial Statements.) Our determination was based on the fact that the prepaid commissions will be earned by the seller only as a result of sales to three specific customers and the fact that at the time of the acquisition the seller did not have a marketable wound care product.
·	Our determination initially to record an allowance for bad debt totaling five percent of the gross revenue from sales of allografts. The determination was based on industry norms, as we have experienced only four month of sales.
22

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

Item 7a Quantitative And Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.  Financial Statements

INDEX TO FINANCIAL STATEMENTS

Page
F-1	Report of Independent Registered Public Accounting Firm

F-2	Consolidated Balance Sheets as of December 31, 2022 and 2021.

F-3	Consolidated Statements of Operations for the Years Ended December 31, 2022 and 2021.

F-4	Consolidated Statement of Changes in Stockholders’ (Deficiency) Equity for the Years Ended December 31, 2022 and 2021.

F-5	Consolidated Statement of Cash Flows for the Years Ended December 31, 2022 and 2021.

F-6 to F-19	Notes to Financial Statements.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Healthtech Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Healthtech Solutions, Inc.(the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

As discussed in Note 3 to the accompanying consolidated financial statements, the accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company generated limited revenue since inception and has an accumulated deficit of $13,683,565 as of December 31, 2022. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Continuation as a going concern is dependent on the ability to raise additional capital and financing, though there is no assurance of success. Management’s plans in regard to these matters are also described in Note 3 to the accompanying financial statements.

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

/s/ Prager Metis CPA’s LLC

We have served as the Company’s auditor since 2020

Hackensack, New Jersey

June 27, 2023

HEALTHTECH SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
Current Assets:
Cash	$97,588	$7,105
Accounts receivable	1,238,509	—
Inventory	403,595	—
Prepaid expenses	305,587	137,997
Loan receivable	—	168,000
Other receivable	42,853	—
Right of use asset, net	375,483	—
Total Current Assets	2,463,615	313,102
Long Term Assets:
Investment in and advance to non-consolidated affiliate	110,000	110,000
Fixed assets, net	83,333	—
Intangible assets, net	95,439	—
Total Long Term Assets	288,772	110,000

Total Assets	$2,752,387	$423,102

Current Liabilities:
Accounts payable and accrued expenses	$2,460,179	$733,743
Loans from non-affiliated parties	1,373,750	—
Loans from shareholders	1,617,844	336,921
Lease Liability	375,483	—
Total Current Liabilities	5,827,256	1,070,665

Total Liabilities	5,827,256	1,070,665

Stockholders' Equity (Deficit):
Series A preferred stock, $0.001 par value, 156,837 authorized, 110,520 and 110,520 issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	110	110
Common stock, $0.001 par value, 200,000,000 shares authorized, 72,215,933 and 66,965,933 issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	72,216	66,966
Additional paid-in capital	10,858,036	9,833,286
Accumulated deficit	(13,683,565)	(10,547,924)
Stockholders' Equity (Deficit) Attributable to the Company:	(2,753,203)	(647,563)
Non controlling Interest	(321,666)	—
Total Stockholders' Equity (Deficit)	(3,074,869)	(647,563)

Total Liabilities and Stockholders' Equity (Deficit)	$2,752,387	$423,102

See notes to consolidated financial statements.

HEALTHTECH SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2022	December 31, 2021

Revenue	$1,687,691	$—

Cost of Goods	123,857	—

Gross Profit	1,563,834	—

Operating Expenses:
General and administrative	2,844,277	1,902,438
General and administrative-related party	255,000	2,595,132
Research and development	1,771,203	159,772
Research and development – related party	72,000	322,000
Depreciation & Amortization	78,660	25,926
Total Operating Expenses	5,021,140	5,005,268

Loss from Operations	(3,457,306)	(5,005,268)

Other Expenses:
Interest expense	—	367,144
Change in fair value of derivative liabilities	—	2,933,735
Total Other Expenses	—	3,300,879

Loss before provision for income tax	(3,457,306)	(8,306,147)
Provision for income tax	—	—
Loss from continuing operations	(3,457,306)	(8,306,147)

Loss from Discontinued Operations:
Loss from Discontinued Operations, net of taxes	—	(668,960)
Loss from disposal	—	(134,111)
Total Loss from Discontinued Operations:		(803,071)

Net Loss	$(3,457,306)	$(9,109,218)
Net loss attributable to non-controlling interest	(413,721)	—
Net Loss attributable to Controlling Interest	$(3,043,585)	$(9,109,218)

Loss per common share
Basic and diluted	$(0.04)	$(0.31)
Weighted average shares outstanding
Basic and diluted	68,068,672	29,430,180

See notes to consolidated financial statements.

HEALTHTECH SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIENCY) EQUITY

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity (Deficit)

Balance at December 31, 2020	9,701,269	$9,701	156,837	$157	$866,251	$(1,438,706)	$—	$(562,597)
Issuance of common stock for services	4,975,000	4,975			3,224,053			3,229,028
Issuance of common stock for cash proceeds	8,962,500	8,963			1,783,537			1,792,500
Conversion of Series A Preferred into common stock	39,820,000	39,820	(46,317)	$(47)	(39,773)			—
Conversion of Debentures into common stock	3,507,164	3,507			3,994,660			3,998,167
Capital contributions					4,558			4,558
Net loss				—		(9,109,217)	—	(9,109,217)
Balance at December 31, 2021	66,965,933	$66,966	110,520	$110	$9,833,286	$(10,547,923)	$—	$(647,563)

Issuance of common stock for services	2,750,000	2,750			704,750			707,500
Issuance of common stock in satisfaction of account payable	2,500,000	2,500			185,000	(92,056)	92,056	187,500
Issuance of Stock Options					135,000			135,000
Net loss				—		(3,043,585)	(413,721)	(3,457,306)
Balance at December 31, 2022	72,215,933	72,216	110,520	110	10,858,036	(13,683,565)	(321,665)	(3,074,869)

See notes to consolidated financial statements.

HEALTHTECH SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2022	December 31, 2021

Cash flows from operating activities
Net loss	$(3,457,306)	$(9,109,218)
Net loss from discontinued operations	—	668,960
Net loss from continuing operations	(3,457,306)	(8,440,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	41,993	25,926
Depreciation expense	36,667
Non-cash compensation	707,500
Non-cash interest	—	367,144
Non-cash stock option expense	135,000
Issuance of common stock	—	3,229,028
Inventory reserve	70,155	—
Allowance for bad debt	175,387	—
Loss on disposal of subsidiary	—	134,111
Change in fair value of derivative liabilities	—	2,933,735
Changes in operating assets and liabilities:
Prepaid expenses	105,167	(128,059)
Prepaid commissions	(104,756)	—
Inventory	(473,750)	—
Accounts receivable	(1,413,896)	—
Other receivable	(42,853)	—
Accounts payable and accrued expenses	1,656,503	653,575
Net cash used in operating activities	(2,564,189)	(1,224,798)

Cash flows from investing activities:
Advances to divested subsidiary	—	(913,071)
Payment of loan receivable	—	(168,000)
Net cash used in investing activities	—	(1,081,071)

Cash flows from financing activities:
Proceeds of loans from shareholders	1,280,922	336,921
Proceeds from convertible debenture	—	50,000
Loans from non-affiliated parties	1,373,750	—
Capital contributions	—	4,558
Proceeds from issuance of common stock	—	1,792,500
Net cash provided by financing activities	2,654,672	2,183,979

Net increase (decrease) in cash	90,483	(121,891)
Cash, beginning of year	7,105	128,996
Cash, end of year	$97,588	$7,105

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$61
Cash paid for taxes	$—	$—
Acquisition of noncontrolling interest for issuance of common stock	$187,500	$—

 See notes to consolidated financial statements.

HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Healthtech Solutions, Inc. (“Healthtech Solutions” or the “Company”) was incorporated in Utah on October 18, 1985. Since November 16, 2020, when the Company acquired the outstanding capital stock of Medi-Scan Inc., Healthtech Solutions has been pursuing a business plan in which the Company will acquire and/or construct the facilities necessary to develop and market biotechnology products. Our strategy will be to integrate under the HLTT umbrella complementary product and service lines, with the goal of maximizing the potential market for products and services developed by our subsidiaries. At December 31, 2022, the Company’s portfolio consisted of four subsidiaries: 81.25% of Medi-Scan, Inc., 100% of RevHeart, Inc., 51% of The Clia Lab, LLC and 70% of Healthtech Wound Care, Inc.

Acquisition of Wound Care Business

In January 2022 Healthtech Solutions organized Healthtech Wound Care, Inc. (“HWC”), which then acquired the business carried on by Predictive Biotech, Inc. (“PBI”) relating to of the development of novel wound care products for acute and chronic wounds. PBI transferred all of its assets related to that business to HWC in exchange for 30% of the equity in HWC, a commitment by Healthtech Solutions to pay $517,432 to PBI and its parent as prepaid commissions, and the conditional commitment by Healthtech Solutions to provide up to $3.5 million in funding for development of HWC’s business.

During 2022, HWC initiated sales of allografts to medical professionals for use in wound care. Our plan is to identify and develop a pipeline of human cell and tissue product (HCT/Ps) candidates that we believe have novel mechanisms of action and immediate clinical potential in accordance with applicable federal regulations.

Acquisition of Cellsure, L3C

In January 2022, in connection with HWC’s acquisition of the wound care assets from PBI, Healthtech received from PBI’s parent, Preductive Technology Group, Inc., an option to purchase ownership of Cellsure L3C for $10. Healthtech exercised the option on May 4, 2022. Cellsure is engaged in the business of collecting placenta and other birth tissue, then making it available for research and development purposes as well as wound care and surgical treatments.

Organization of The Clia Lab, LLC

In August 2022 Healthtech Solutions, in concert with World Reach Holdings, LLC, organized The Clia Lab, LLC and began to outfit a testing laboratory in Salt Lake City to achieve compliance with the CLIA regulations promulgated under The Clinical Laboratory Amendments of 1988, which govern all U.S. facilities that test human specimens for health assessment or to diagnose, prevent of treat disease. In January 2023 The Clia Lab received authorization from the Food and Drug Administration to perform testing of human specimens. On January 27, 2023, when Healthtech Solutions acquired a 51% equity interest in World Reach Holdings, LLC, World Reach Holdings assigned its interest in The Clia Lab, LLC to Healthtech Solutions, which now owns 100% of The Clia Lab, LLC.

Acquisition of Medi-Scan Inc.

Medi-Scan Inc. (“Medi-Scan”) was organized in the State of Florida on September 25, 2018. In December 2018, Medi-Scan acquired a portfolio of intellectual property relating to medical imaging. Since December 2018, Medi-Scan has been engaged in developing practical applications for the medical imaging technology as well as related medical technology. On November 12, 2020, Healthtech Solutions entered into an exchange agreement with Medi-Scan and all of the shareholders of Medi-Scan, pursuant to which the shareholders of Medi-Scan agreed to transfer all of the issued and outstanding stock of Medi-Scan to Healthtech Solutions, and Healthtech Solutions agreed to issue to the shareholders of Medi-Scan, Inc. 156,837 shares of its Series A Preferred Stock, which at that time represented 97% of the equity in Healthtech Solutions. The acquisition of Medi-Scan was completed on November 16, 2020.

HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS (Continued)

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

Acquisition/ Disposition of Varian Biopharmaceuticals, Inc.

On May 7, 2021 Healthtech Solutions acquired beneficial ownership of the outstanding capital stock of Varian Biopharmaceuticals, Inc. ("Varian") through a non-statutory share exchange. In exchange, the individuals who previously owned Varian (the “Varian Shareholders”) received 29,737.184 shares of Series C Preferred Stock issued by Healthtech Solutions.

On November 9, 2021, the Company entered into a second share exchange agreement, pursuant to which the Varian Shareholders returned to Healthtech all of the outstanding shares of Healthtech Series C Preferred Stock and received all of the outstanding shares of Varian common stock. At the same time, Varian issued to Healthtech Varian shares that represent 5.5% of the outstanding shares of Varian upon completion of the share exchange.

The operations of Varian during the six month period when it was owned by Healthtech Solutions are classified on the Consolidated Statements of Operations as “Discontinued Operations.” The interest in Varian retained by Healthtech Solutions after November 9, 2021 is classified on the Consolidated Balance Sheets as “investment in and advances to non-consolidated affiliate.”

Concentration of Risk: Major Customer

All of the Company’s revenue during 2022 was attributable to sales of wound care treatments by Healthtech Wound Care, Inc., and all of the revenue realized by Healthtech Wound Care, Inc. during 2022 was attributable to one customer, World Reach Health, LLC, which functioned as the exclusive distributor for Healthtech Wound Care, Inc. As a result, the entirety of the Company’s accounts receivable as of December 31, 2022 was owed to Healthtech Wound Care, Inc. by World Reach Health, LLC. The Company’s reliance on the liquidity of World Reach Health, LLC at December 31, 2022 created a significant risk to the Company’s cash flow. See: Note 15: Subsequent Events regarding the Company’s acquisition in January 2023 of a majority interest in World Reach Holdings, LLC, the owner of World Reach Health, LLC.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements reflect the accounts of Healthtech Solutions, Inc. and its subsidiaries, Medi-Scan, RevHeart, and Healthtech Wound Care, and the accounts of a discontinued operation, Varian Biopharmaceuticals, Inc., from May 7, 2021 (date of acquisition) through November 9, 2021 (date of disposition). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Inventory

The Company’s allografts are manufactured by manipulating placental tissue that is donated to the Company at no cost. The costs incurred in producing an inventory of allografts consist of direct labor, amortization of production equipment, and overhead expenses. Our calculation of production equipment amortization and allocation of overhead expenses are estimates that are subject to variability, as our limited production history restricts our ability to determine normal production trends.

Inventory is stated at the lower of cost or net realizable value, less an allowance for obsolete inventory. Cost is determined using an average costing methodology. The allowance for obsolete inventory is determined by the shelf life of our inventory; however, for 2022 we relied on industry standards of obsolescence as our limited operating history provided insufficient evidence of shelf life. Our method of measuring obsolescence will be adjusted to reflect the Company’s experience as it develops. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory.

Revenue Recognition

Under ASC 606, Revenue from Contracts with Customers, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenue following the five-step model prescribed under Accounting Standards Update (“ASU”) 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation. The Company generally deems its performance obligations under the terms of a contract to be satisfied when control of the product is transferred to the customer and treatment using the product is commenced. The Company’s payment terms are typically 60 days from the date of treatment using the product sold.

HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable and Allowance for Doubtful Accounts

Account receivable is stated at its net realizable value. An allowance for doubtful accounts was established based on factors which, in management’s judgment, deserve current recognition in estimating bad debts. The primary factor at December 31, 2022 was the Company’s lack of experience in collecting accounts receivable from its customer, which necessitated an estimate that is subject to variability due to uncertainty. The factors considered in making the estimate include growth and composition of the account receivable,  uncertainty regarding the customer’s cash flow, and current economic conditions. As of December 31, 2022, the accounts receivable was from one customer.

Research and Development

Research and development costs are expensed when incurred. Research and development costs include costs of research, engineering, and technical activities to develop a new product or service or make significant improvement to an existing product or manufacturing process. Research and development costs also include pre-approval regulatory and clinical trial expenses.

Leases

The Company accounts for leases under ASU 2016-02 (see Note 6), applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. For contracts entered into on or after the effective date, at the inception of a contract the Company assess whether the contract is, or contains, a lease. Our assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether we have the right to direct the use of the asset. We allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments.

Operating lease ROU assets represent the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company used an incremental borrowing rate of 6.5%, for the existing lease, based on the information available at the adoption date in determining the present value of future payments. Operating lease expense is recognized pursuant to on a straight-line basis over the lease term and is included in rent in the consolidated statements of operations.

HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

The Company reviews goodwill and intangible assets with indefinite lives for impairment according to the provisions of ASC Topic 350: "Intangibles–- Goodwill and Other” at least annually and when events or changes in circumstances indicate the carrying amount may not be recoverable. The Company measures recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that the assets or the asset group are expected to generate. If the carrying value of the assets are not recoverable, the impairment recognized is measured as the amount by which the carrying value of the asset exceeds its fair value. Management has determined that no impairment exists as of December 31, 2022.

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

Share-Based Compensation

The Company follows the provisions of FASB ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and recognized over its vesting period. No equity instruments were granted to employees during the year ending December 31, 2022 and no compensation expense is required to be recognized under provisions of ASC 718 with respect to employees.

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

Financial assets and liabilities of the Company primarily consist of cash, prepaid expenses, loan and other receivable, accounts payable and accrued expenses, and loans from shareholders. As of December 31, 2022, the carrying values of these financial instruments approximated their fair values due to the short-term nature of these instruments.

See: Note 12, "Derivative Financial Instruments", for fair value disclosures regarding the convertible debentures issued by the Company in November 2020 and exchanged for Common Stock on May 6, 2021. The derivative liability is classified as a Level 3 liability and is the only financial liability measure at fair value on a recurring basis.

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

ASC 740-10-30 requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under ASC 740-10-30, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Under ASC 740-10-40, previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company had no material uncertain tax positions as of December 31, 2022 or December 31, 2021.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated limited revenue since inception, and had an accumulated deficit of $13,683,565 as of December 31, 2022. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital or debt to fund operating expenses until its planned operations generate sufficient revenue to offset the Company’s expenses. Management, therefore, is actively pursuing sources of investment capital, including both investment into Healthtech Solutions and investment into one or more of its subsidiaries. At present, the Company has received no firm commitment of investment capital. The Company is financing its current operations, therefore, by means of loans from its shareholders. None of these parties, however, has any contractual or other commitment to continue to lend money to the Company.

HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

NOTE 4 – INTANGIBLE ASSETS

The Company’s intangible assets as of December 31, 2022 consisted of two patents pending that were acquired by Healthtech Wound Care, Inc. on January 31, 2022 and valued on that date at $137,432. The two patents pending are being amortized over a period of three years. Amortization expense relating to the patents pending totaled $41,993 for the year ended December 31, 2022.

The Company’s intangible assets during the year ended December 31, 2021 consisted of the intellectual property relating to medical imaging contributed to Medi-Scan in 2018 as a capital contribution. The intangible assets were amortized over a three year period that ended during 2021. Amortization expense relating to the medical imaging property totaled $0 in the year ended December 31, 2022, and $25,926 in the year ended December 31, 2021.

 NOTE 5 – INVENTORY, NET

Inventory consisted of the following:

	December 31, 2022	December 31, 2021
Work in process	$199,354	$—
Finished goods	274,396	—
Inventory Gross	$473,750	$—
Obsolescence Reserve	(70,155)	—
Inventory Net	$403,595	$—

The allowance for obsolete inventory as of December 31, 2022 and 2021 was $70,155 and $0, respectively.

NOTE 6 - OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

On September 26,2022, the Company entered into a 23 -month lease which began on February 1, 2022, for approximately 10,800 square feet of office and lab/research space in Salt Lake City, Utah, expiring December 31, 2023. Initial lease payments of $31,538 begin on February 1, 2022, and will increase to 32,484 beginning February 1, 2023 thru lease end, December 31, 2023. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 6.5%, as the interest rate implicit in most of our leases is not readily determinable. During the year ended December 31, 2022, upon adoption of ASC Topic 842, the Company recorded right-of-use assets and lease liabilities of $68,972 for this lease.

In adopting Topic 842, the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 months or less.

Right-of-use assets are summarized below:

	December 31, 2022	December 31, 2021
Office and warehouse lease	$689,723	$0
Less: Accumulated amortization	(314,240)	0
Right- of- use assets, net	$375,483	$0

Operating lease liabilities are summarized as follows:

	December 31, 2022	December 31, 2021
Lease obligation	$388,862	$0

Maturity of lease liabilities are as follows:

 SCHEDULE OF MATURITY OF LEASE LIABILITIES

Amount
For the year ending December 31, 2023	$388,862

HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

NOTE 7 – INVESTMENT IN AND ADVANCE TO NON-CONSOLIDATED SUBSIDIARY

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

The parties subsequently agreed that the relationship between Healthtech Solutions and Varian was not achieving its intended results. Therefore, on November 9, 2021, the Company entered into a Share Exchange Agreement (the"SEA") with the Varian Shareholders. in order to unwind its acquisition of Varian. Pursuant to the SEA, (a) the Varian Shareholders returned to Healthtech all of the outstanding shares of Healthtech Series C Preferred Stock and (b) Healthtech caused all of the outstanding shares of Varian common stock to be returned to the Varian Shareholders. Immediate subsequently, Varian issued to Healthtech Varian shares that represent 5.5% of the outstanding shares of Varian.

The Company has valued its 5.5% interest in Varian at $60,000, which represents 5.5% of the value of Varian on the Company’s books prior to the transfer pursuant to the SEA. That asset has been combined on the Company’s balance sheet with a $50,000 receivable from Varian provided for in the SEA, and the combination is classified as “investment in and advance to non-consolidated affiliate”.

Varian incurred $668,960 in operating loss from the date of acquisition 5/7/2021 through the date of disposition 11/9/2021. That loss has been recorded on the Company’s Statements of Operations as a Loss from Discontinued Operations, Net of Taxes. In addition to the operating loss from discontinued operations, HLTT incurred a $134,111 Loss from Disposal, which represented the amount written off after return of the assets and liabilities to Varian per the SEA.

NOTE 8 – ACQUISITION OF WOUND CARE BUSINESS

On January 31, 2022, pursuant to the Asset Purchase Agreement dated January 18, 2022, among the Company and its newly-organized subsidiary, Healthtech Wound Care, Inc. (“HWC”), Predictive Technology Group, Inc. (“PTG”) and its subsidiary, Predictive Biotech, Inc. (“Biotech”), HWC acquired the assets of Biotech that were related to Biotech’s wound care business and entered into an Operations Agreement with Biotech and PTG containing terms of their future relationship. The Company received from PTG three-year options to purchase Biotech and/or Cellsure, LLC, another subsidiary of PTG, each for a purchase price of $10. During the three-year term of the options, the Company will be entitled to exercise exclusive managerial control over the operations of Cellsure and over the operations of Biotech related to wound care.

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
F-14

HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

NOTE 8 – ACQUISITION OF WOUND CARE BUSINESS (Continued)

Consideration
Cash paid	$517,432

Assets Acquired
Equipment	$120,000
Patents Pending	137,432
Prepaid Commissions	260,000
Net assets acquired	$517,432

NOTE 9 – RELATED PARTIES

On May 4, 2021 the Company entered into an Advisory Agreement with Kleinfeld Legal Services P.A. (“KLS”), which is owned by Denis Kleinfeld. Mr. Kleinfeld was, until April 24, 2021, a member of the Company's Board of Directors. Pursuant to the Advisory Agreement, KLS agreed to provide legal and advisory services to Medi-Scan Inc. during the two years ended May 4, 2023. In consideration of the services, the Company agreed to pay KLS a $100,000 signing fee plus a services fee of $150,000 per year. The Company also assigned to KLS 19.9% of the capital stock of Medi-Scan, Inc.  During the year ended December 31, 2021, the Company recorded expenses for advisory services from KLS totaling $200,000. During the year ending December 31, 2022, the Company recorded expenses for advisory services from KLS totaling $75,000.

On September 13, 2022, Healthtech and Medi-Scan Inc. entered into a Share Exchange Agreement with Denis Kleinfeld, KLS, and four entities that owned minority shares in Medi-Scan, Inc.: DAK 2017 Trust Resolution, Jaclene Kleinfeld Trust, DYBIM, LLC and Doncaster Holdings, LLC (the “Medi-Scan Shareholders”). Pursuant to the SEA, the Medi-Scan Shareholders transferred to Healthtech their 19.99% interest in Medi-Scan and Healthtech issued 2,000,000 common shares to DYBIM and 500,000 common shares to Doncaster Holdings. Healthtech agreed to pay $25,000 to KLS after Healthtech raises an additional $1 million in capital. The Advisory Agreement between KLS and Medi-Scan was terminated. Healthtech and Medi-Scan gave general releases to the other six parties and the other six parties gave general releases to Healthtech and Medi-Scan, which included releases of the accrued liability to KLS under the Advisory Agreement.

As of the year ending December 31, 2022, the Company had borrowed $1,617,844 from 3 of its shareholders. The loans are unsecured, payable on demand and bear no interest. In compensation for the loans, the Board granted the lending shareholders three year options to purchase 15 million common shares, exercisable at $.25 per share.

NOTE 10 -- SHAREHOLDERS EQUITY

Authorized Capital Stock

The following table sets forth information, as of December 31, 2022, regarding the classes of capital stock that are authorized by the Articles of Incorporation of Healthtech Solutions, Inc.

Class	Shares Authorized	Shares Outstanding
Common Stock, $.001 par value	200,000,000	72,215,932
Series A Preferred Stock, $.001 par value	156,837	110,520
Undesignated Preferred Stock, $.001 par value	1,843,163	0

HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

NOTE 10-- SHAREHOLDERS EQUITY (Continued)

Series A Preferred Stock. Each share of Series A Preferred Stock will be convertible by the holder into fifty (50) shares of Common Stock at any time after May 31, 2024 and entitles a stockholder to voting rights equivalent to those of 50 shares of Common Stock on all matters upon which stockholders are permitted to vote. In the event of our liquidation, dissolution or winding up, after payment of all creditors, holders of our Series A Preferred Stock are entitled to receive, ratably, a preferential payment of $.01 per share, then to share pro rate in the net assets available to stockholders on an as-converted basis.

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

Issuance of Common Stock – Finance

In May 2021, the Company issued to 30 accredited investors 8,962,500 shares of common stock for aggregate cash proceeds of $1,792,500.

Issuance of Common Stock – Services

During the year ended December 31, 2021, the Company issued 4,975,000 shares of common stock for services rendered valued at $3,229,028.

During the year ended December 31, 2022, the Company issued 2,750,000 shares of common stock for services rendered valued at $707,500.

Issuance of Common Stock – Exchange Transactions

On May 6, 2021, the Company issued 3,507,164 shares of common shares in exchange for the settlement of the convertible debentures, see Note 9 and Note 10.  These shares were valued at the previous market closing price of $1.14 per share.

On May 14, 2021 the Company entered into an Exchange Agreement with Richard Parker, who is Medi-Scan's Chief Research Officer. Pursuant to the Exchange Agreement, Mr. Parker's family trust exchanged 29,407 shares of the Company's Series A Preferred Stock for 6,000,000 shares of Common Stock, and the Company assigned to Mr. Parker's family trust 18.75% of the outstanding shares of Medi-Scan, Inc.

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

HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

NOTE 10 – SHAREHOLDERS EQUITY (Continued)

Grant of Stock Options

On September 6, 2022, the Company granted three-year options to purchase 15 million common shares, exercisable at $.25 per share, to the shareholders who provided loans to Healthtech during the preceding 12 months. The options vested immediately. The grant was made in compensation for the loans. The aggregate fair value of the options was determined to be $135,000 using the Black Scholes Model for option valuation.

Below are the assumptions applied in determining the fair value of the options:

Stock option assumptions
Risk-free interest rate	5.0% per annum
Expected dividend yield	—
Expected volatility	11.0% per annum
Expected life of options (in years)	3 years

NOTE 11 – CONVERTIBLE DEBENTURES

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

In November of 2020, by reason of the acquisition of Medi-Scan by Healthtech, the four 7% Exchangeable Promissory Notes were automatically exchanged for 7% Convertible Debentures issued by Healthtech Solutions in a principal amount of $381,505, which was equal to the principal of and accrued interest on the Notes. Then, during December of 2020, Healthtech Solutions issued four additional 7% Convertible Debentures in the aggregate principal amount of $250,000 in exchange for payment of cash in that amount. On February 4, 2021 an additional debenture was issued in the amount $50,000.

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

NOTE 12 – DERIVATIVE FINANCIAL INSTRUMENTS

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

NOTE 12 – DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

At March 31, 2021, the Company marked to market the fair value of the nine derivatives and determined a fair value of $359,608. The Company recorded a gain resulting from change in fair value of debt derivatives by $7,215 for the three months ending March 31, 2021.

At May 6, 2021, just prior to settlement, the Company marked-to-market the fair value of the nine derivatives and determined a fair value of $3,296,997.  The Company recorded a loss from change in fair value of debt derivatives of $2,940,950 for the three months ended June 30, 2021.  Upon the issuance of 3,507,164 shares of common stock (see Note 10), the balance of the derivative liability of $3,296,997 and the principal totaling $681,581 were reduced to $0.

 A summary of changes in Convertible Debentures for the period ending June 30, 2021 was as follows:

Balance at December 31, 2020	$337,874
Issuance in February 2021	$25,388
Change in fair value	(7,215)
Balance at March 31, 2021	$356,047
Change in fair value	2,940,950
Settlement upon exchange for Common Stock	(3,296,997)
Balance at June 30, 2021	—

NOTE 13 – LOANS FROM NON-AFFILIATED PARTIES

During the period from February 2022 through December 31, 2022, the Company received cash loans totaling $1,373,750 from World Reach Med, LLC. The loans were payable on demand and did not bear interest. World Reach Med, LLC was an affiliate of World Reach Health, LLC, which served as the exclusive distributor for Healthtech Wound Care, Inc. during 2022. See: Note 15: Subsequent Events regarding (a) the Company’s acquisition in January 2023 of a majority interest in World Reach Holdings, LLC, the owner of World Reach Health, LLC, and (b) the Company’s issuance to World Reach Med, LLC of a secured term note in the principal amount of $1,393,869 in satisfaction of the demand loans.

NOTE 14 – INCOME TAX

 The provision (benefit) for income taxes consisted of the following for the ended years December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
U.S. federal statutory rate	21.0%	21.0%
State tax, net of federal benefit	5.0%	5.0%
Change in valuation allowance	(26.0%)	(26.0%)

Net deferred tax assets	—	—

The following table reconciles the effective income tax rates with the statutory rates for the years ended December 31, 2022 and 2021:

U.S. federal statutory rate	21.0%
State tax, net of federal benefit	5.0%
Change in valuation allowance	26.0%

Effective income tax rate	—%

Deferred tax assets are comprised of the following:

	December 31, 2022	December 31, 2021

Net operating loss carryforwards	$3,603,089	$2,742,460
Valuation allowance	(3,603,089)	(2,742,460)
Net deferred tax assets	—	$—

HEALTHTECH SOLUTIONS, INC.

Notes To Consolidated Financial Statements

NOTE 14 – INCOME TAX (Continued)

At December 31, 2022, the Company had approximately $3,603,089 of federal net operating losses that may be available to offset future taxable income. Through 2036, the amount and utilization of any future net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code. Based upon an analysis of the Company’s stock ownership activity through December 31, 2022, a change of ownership was deemed to have occurred in the 2020 fiscal year. This change of ownership created an annual limitation of substantially all of the Company’s net operating losses which are available through 2036.

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

The tax years ending December 31, 2020, 2021 and 2022 remain open to examination by the taxing authorities.

NOTE 15 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company’s management has performed subsequent events procedures through the date these financial statements were issued and determined that there was one reportable subsequent event, as follows.

On January 27, 2023 Healthtech Solutions acquired 51% of the equity interest in World Reach Holdings, LLC (“WR Holdings”) from Jelena Olmstead (“Olmstead”) and James Pesoli (“Pesoli”) and their respective holding companies. In consideration for the equity interest in WR Holdings, Healthtech Solutions issued to the members of WR Holdings 23,715,673 shares of HLTT common stock and warrants to purchase 1,700,000 shares of Healthtech common stock for $.25 per share, and issued to World Reach Med, LLC (“WR Med”), an affiliate of WR Holdings, warrants to purchase 530,769 shares of Healthtech common stock for $.25 per share. WR Holdings is a holding company that owns all of the membership interest in World Reach Health, LLC (“WRH”). WRH is engaged in the business of distributing healthcare-related products and services, and has served since August 2022 as the primary distributor for wound care products manufactured by or on behalf of Healthtech Wound Care, Inc.

During 2022, WR Med loaned to Healthtech Solutions and its subsidiaries $1,373,750. In connection with the closing of the acquisition and in consideration of those loans, on January 27, 2023, Healthtech issued to WR Med a Promissory Note dated as of December 31, 2022, in the principal amount of $1,393,869 and entered into a Security Agreement giving WR Med a lien on the assets of Healthtech and its subsidiaries to secure Healthtech’s obligations under the Promissory Note. The principal amount of the Promissory Note will accrue interest at 8% per annum during 2023 and at 12% per annum during 2024. Principal and interest on the Promissory Note will be payable on December 31, 2024.

Pursuant to the Equity Exchange Agreement, on January 27, 2023, Healthtech entered into Executive Employment Agreements with each of its three executive officers: Jelena Olmstead (CEO), Manuel Iglesias (President, COO) and James Pesoli (Senior VP). Each of the Agreements has a three-year term and provides for an annual salary, a bonus at the discretion of the Board of Directors, and customary perks. The base salaries under the agreements are $350,000 (Olmstead) or $240,000 (Iglesias; Pesoli).

* * * *

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of December 31, 2022, our Principal Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on his evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of December 31, 2022 for the purposes described in this paragraph.

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of December 31, 2022 using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework (1992) as a basis for our assessment.

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

Management does not believe that the current level of the Company’s operations warrants a remediation of the weaknesses identified in this assessment. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2022.

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

Item 9B.	Other Information

 None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The names of our current officers, directors and key employees, as well as certain information about them, are set forth below:

Name	Age	Position with Corporation	Director Since
Paul Mann	47	Chairman of the Board	2021
Jelena Olmstead	42	Director, Chief Executive Officer	2023
Manuel Iglesias	68	Director, President (Chief Operating Officer; Chief Financial Officer)	2020
Steven A. Horowitz	63	Director	2021
James Pesoli	42	Director, Senior Vice President	2023
Robert Brantl	69	Secretary	--

 Directors hold office the annual meeting of the Corporation’s stockholders and the election and qualification of their until successors. Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

 Information concerning the directors and officers of the Corporation follows:

Paul Mann. Mr. Mann has been appointed to the Board in order that he may contribute his expertise and experience with investment in the healthcare and biotechnology industries. Mr Mann is the Chairman and Chief Executive Officer of ASP Isotopes, Inc. (NASDAQ: ASPI). Mr. Mann is also the Chairman of Varian Biopharmaceuticals, Inc., which was both acquired and sold by Healthtech Solutions during 2021. From 2020 until 2022, Mr. Mann was engaged as a consultant and analyst for DSAM Partners providing investment advice relating to the healthcare industry. From 2018 to 2020, Mr. Mann was employed as the Chief Financial Officer of Polarity TE, Inc. (NASDAQ: PTE), a biotechnology company. From 2011 to 2018 Mr. Mann was employed as portfolio manager or analyst by, in succession, UBS, Lodestone Natural Resources, Soros Fund Management and Highbridge Capital. Between 2000 and 2011 Mr. Mann spent 11 years as a sellside analyst at Morgan Stanley and Deutsch Bank. Mr. Mann has been a member of the Board of Directors and Chairman of the Audit Committee of Abeona Therapeutics Inc. since 2020. In 1998 Mr. Mann graduated from Cambridge University with an M.A. (Cantab) and M. Eng. after studying Natural Sciences and Chemical Engineering. He is a CFA Charterholder.

Jelena Olmstead. Ms. Olmstead has over 18 years of experience in management of companies in the healthcare sector, including positions with a focus on wound care. Prior to 2015, Ms. Olmstead was employed by Invacare Corporation, where she became responsible for managing all key accounts, including long-term care facilities and group purchasing organizations. In 2015, after Invacare sold assets to Joerns Healthcare, Ms. Olmstead was appointed by Joerns Healthcare its Senior Director of Business Development for Acute, Long-Term and Home Health Care. In 2018 Ms. Olmstead joined NuMotion, the nation’s largest provider of complex rehab technologies. As a Director for NuMotion, Ms. Olmstead was responsible for the company’s programs throughout the Midwest. In 2020 Ms. Olmstead joined World Reach Health LLC as President of Sales and Business Development. Ms. Olmstead graduated from Purdue University in 2003.

Manuel Iglesias. Mr. Iglesias participated in the organization of MediScan in 2018, and has served as its President and Chief Operating Officer since that time. My. Iglesias also served as Chief Executive Officer of Mediscan from its organization until May 2020. Mr. Iglesias has practiced law since 1980, most recently (since 2009) as sole member of Manuel E. Iglesias P.A. Mr. Iglesias' practice focuses on business law, mergers and acquisitions, securities and health care. From 2007 until May 2018 Mr. Iglesias served as President, CEO and a member of the Board of Directors of Hygea Holdings Corp., which provided primary care medical services. From 2012 until 2016, Hygea Holdings Corp. filed reports with the Securities and Exchange Commission pursuant to Section 15(d) of the Securities Exchange Act. In March of 2020, twenty-two months after Mr. Iglesias resigned from its management, Hygea Holdings Corp. petitioned for relief under Chapter 11 of the U.S. Bankruptcy Code. From 2017 to 2019 Mr. Iglesias also served on the Board of Directors of Organicell Regenerative Medicine Inc., which files reports pursuant to Section 12(g) of the Securities Exchange Act. During 2022 Mr. Iglesias filed an individual petition for reorganization under Chapter 11 of the United States Bankruptcy Code; the proceedings remain pending in the United States Bankruptcy Court for the Southern District of Florida. Mr. Iglesias served as the National Chairman of the Republican National Lawyers Association from December 2018 to December 2020. Mr. Iglesias was awarded an MBA degree by the University of Chicago in 1981 and a J.D. degree by the University of Chicago in 1979. Mr. Iglesias also received a Bachelor Degree in Foreign Service from the Georgetown University School of Foreign Service in 1976.

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

James Pesoli. Mr. Pesoli has been engaged in the practice of business law since graduating law school in 2009. He also has over 10 years of experience in business management. In 2012 Mr. Pesoli co-founded Sonic Cleaning Services, LLC, which provided non-professional staff to skilled nursing and long-term care facilities throughout the Midwest. Mr. Pesoli and his partners sold that business and separated from it in 2015. In 2018 Mr. Pesoli co-founded Disruptive Media Partners, LLC, a media and entertainment consulting firm that provided financing, deal strategy and global production services to film producers and others in the entertainment industry. In 2019 Mr. Pesoli launched Munitech, LLC, an SaaS provider of e-platforms for government services. In 2020 Mr. Pesoli joined World Reach Health LLC as CEO. Mr. Pesoli graduated from The John Marshall Law School in 2009.

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

Director Independence

Of the four current directors, one (Steven Horowitz) is independent as the term "independent" is defined by the rules of the NYSE American.

Section 16(a) Beneficial Ownership Reporting Compliance

The following officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports identified below that were required by Section 16(a) of the Exchange Act during the year ended December 31, 2022:

•	Steven A. Horowitz – failed to file one Form 4
•	Robert Brantl - failed to file one Form 4.

Item 11. Executive Compensation

Healthtech Solutions (including Medi-Scan, Inc. on a pro forma basis for periods prior to the acquisition of Medi-Scan by Healthtech Solutions in November 2020) paid compensation for services as an officer to only one person on a continuing basis during 2022, 2021 and 2020. (Excluded are payments made to two individuals who served as executive officers of Healthtech Solutions for brief periods of 2021, one from May until September and one from July until September.) The table below sets forth the annual compensation paid or accrued by the Company for payment to that individual during the Company's last three fiscal years.

	Fiscal Year	Salary(1)	Bonus	Stock Awards	Option Awards	Other Compensation	Total
Manuel Iglesias	2022	$—	—	—	—	—	$—
	2021	$100,000	—	(2)	—	—	$100,000
	2020	$80,000	—	—	—	—	$80,000

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

Employment Agreements

On January 27, 2023 HLTT entered into Executive Employment Agreements with each of its three executive officers. Each of the Agreements has a three-year term and provides for an annual salary, a bonus at the discretion of the Board of Directors, and customary perks. The significant distinctions among the agreements are:

	Jelena Olmstead	Manuel Iglesias	James Pesoli
Position with HLTT:	Chief Executive Officer	President, Chief Operating Officer	Senior Vice President
Position with Subsidiaries:	__	Manager-Designate and Chief Financial Officer: WR Holdings, WR Health and The Clia Lab LLC	Chief Executive Officer: WR Holdings and WRH
Commitment:	Full-Time	Full-Time	Not Full-Time
Base Salary:	$350,000	$240,000	$240,000

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

In November 2022 Healthtech Solutions issued 1,000,000 shares of common stock to each of its two non-executive directors in compensation for services. In November 2021 Healthtech Solutions issued 1,500,000 shares of common stock to each of its two non-executive directors in compensation for services.

Equity Grants

Healthtech Solutions, Inc. has not adopted any equity grant program.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us with respect to the beneficial ownership of each class of our voting stock as of the date of this registration statement by the following:

•	each shareholder known by us to own beneficially more than 5% of our common stock,
•	Jelena Olmstead, our Chief Executive Officer,
•	each of our directors, and
•	all directors and executive officers as a group.

There are 96,131,606 shares of our common stock issued and outstanding and 110,520 shares of our Series A Preferred Stock issued and outstanding on the date of this Report. Each share of Series A Preferred Stock is convertible by its holder into 50 shares of common stock after May 31, 2024 and carries voting rights equal to those carried by 50 shares of common stock. Healthtech Solutions, Inc. does not have any other class of stock outstanding. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

	Common Stock		Series A Preferred
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class	Total Voting Power
Jelena Olmstead(2)	6,061,907	6.3%	--	--	5.9%
Manuel Iglesias(3)	129,309	0.1%	3,137	2.8%	0.3%
Steven Horowitz(4)	3,336,199	3.5%	17,252	15.6%	4.1%
Paul Mann(5)	2,666,667	2.8%	--	--	2.6%
James Pesoli(6)	12,496,622	12.8%	--	--	12.1%
All officers and directors as a group (6 persons)	25,940,704	26.3%	20,389	18.4%	25.9%
T2L2J3, LLC(7)	5.987,913	6.2%	--	--	5.9%
Richard F. Parker & Charlotte B. Parker Revocable Living Trust(8)	5,662,270	5.9%	--	--	5.6%
Exeter Life LLC(9)	711,199	0.7%	17,252	15.6%	2.4%
Jonathan Leinwand(10)	--	--	43,946	39.8%	2.2%

_________________________________________

(1)	Ownership is of record and beneficial unless otherwise noted.

(2)	Includes 5,211,907 shares and options to purchase 850,000 shares at a price of $0.25 per share owned of record by Redi-Med Consulting, LLC, of which Ms. Olmstead is the Manager.

(3)	Shares attributed to Mr. M.E. Iglesias are owned by Manuel E. Iglesias Trust, of which Mr. Iglesias is beneficiary. The Table does not reflect 500,000 shares of restricted common stock issued to Mr. Iglesias, which will vest during the first three years of his employment.
(4)	Includes 711,199 shares of common stock and 17,252 shares of Series A Preferred Stock owned by Exeter Life, LLC., of which Mr. Horowitz serves as Manager. Also includes 125,000 shares of common stock owned by Horowitz & Rubenstein, LLC, of which Mr. Horowitz is a Managing Member. The Table does not reflect 500,000 shares of restricted common stock issued to Mr. Horowitz, which will vest during the first three years of his tenure on the Board.
(5)	The Table does not reflect (a) 333,334 shares of restricted common stock issued to Mr. Mann, which will vest during the second and third years of his tenure on the Board, or (b) 1,000,000 performance stock units which will vest on July 13, 2024
(6)	Includes 5,903,946 shares and options to purchase 1,380,769 shares at a price of $0.25 per share owned of record by World Reach Med, LLC, of which Mr. Pesoli is the Manager. Also includes 5,211,907 shares owned of record by Live For Today Ventures, LLC of which Mr. Pesoli is the Manager.
(7)	Lee DeWald has voting and dispositional control over the shares owned by T2L2J3, LLC.
(8)	Richard F. Parker has voting and dispositional control over shares owned by the Trust.
(9)	Steven Horowitz has voting control over shares owned by Exeter Life LLC.
(10)	Mr. Leinwand controls the Series A shares as voting trustee appointed by Keystone Capital Partners.

Item 13.   Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

There have been no transactions since January 1, 2022 or any currently proposed transaction, in which Healthtech Solutions or its subsidiaries was or is to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of the total assets of Healthtech Solutions at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Director Independence

The Board of Directors has determined that Steven A. Horowitz is the only member of our Board of Directors who is independent, as “independent” is defined in the rules of the NYSE American.

Item 14.	Principal Accountant Fees and Services

Prager Metis CPAs, LLC has been the independent registered public accountant for the Company since June 26, 2020.

Audit Fees

Prager Metis CPAs, LLC billed $66,500 in connection with the audit of the Company's financial statements for the year ended December 31, 2022. Prager Metis CPAs, LLC billed $45,000 in connection with the audit of the Company's financial statements for the year ended December 31, 2021.

Audit-Related Fees

Prager Metis CPAs, LLC did not bill the Company for any Audit-Related fees in fiscal 2021 or 2020.

Tax Fees

Prager Metis CPAs, LLC billed $9,500 for professional services rendered for tax compliance, tax advice and tax planning in fiscal 2022. Prager Metis CPAs, LLC did not bill the Company for any professional services rendered for tax compliance, tax advice and tax planning in fiscal 2021.

All Other Fees

Prager Metis CPAs, LLC did not bill the Company for any other fees in fiscal 2022 or 2021.

It is the policy of the Company that all services, other than audit, review or attest services, must be pre-approved by the Board of Directors.

Item 15.   Exhibits and Financial Statement Schedules

Exhibits

3-a	Restated Articles of Incorporation filed on July 12, 2004(1)
3-a(1)	Articles of Amendment to Articles of Incorporation filed on September 27, 2006(1)
3-a(2)	Articles of Amendment to Articles of Incorporation filed on June 28, 2019(1)
3-a(3)	Articles of Amendment to Articles of Incorporation filed on November 6, 2020(2)
3-a(4)	Articles of Amendment to Articles of Incorporation filed on November 16, 2020(3)
3-a(5)	Articles of Amendment to Articles of Incorporation filed on February 16, 2021(4)
3-a(6)	Articles of Amendment to Articles of Incorporation filed on March 31, 2021(5)
3-a(7)	Articles of Amendment to Articles of Incorporation filed on November 12, 2021(6)
3-b	Bylaws - as amended on June 25, 2019(1)
4(vi)	Description of Common Stock – filed as an exhibit to the Annual Report on Form 10-K filed on April 15, 2022 and incorporated herein by reference.
10-a	Technology Assignment Agreement dated December 18, 2018 among Richard Parker, 6 Sigma LLC and Medi-Scan, LLC(3)
10-b	Director Agreement dated July 2, 2021 between Healthtech Solutions, Inc. and Steven A. Horowitz(7)
10-c	Director Agreement dated July 13, 2021 between Healthtech Solutions, Inc. and Paul Mann(8)
10-d	Consulting Agreement dated July 13, 2021 between Healthtech Solutions, Inc. and Paul Mann(8)
10-e	Operations Agreement dated January 31, 2022 among Healthtech Solutions, Inc., Healthtech Wound Care, Inc., Predictive Biotech, Inc. and Predictive Technology Group, Inc.(9)
10-f	Promissory Note dated as of December 31, 2022 issued by Healthtech Solutions, Inc. to World Reach Med, LLC.(10)
10-g	Security Agreement dated January 27, 2023 between Healthtech Solutions, Inc. and its subsidiaries and World Reach Med, LLC. (10)
10-h	Executive Employment Agreement dated January 27, 2023 between Healthtech Solutions, Inc. and Jelena Olmstead. (10)
10-i	Executive Employment Agreement dated January 27, 2023 between Healthtech Solutions, Inc. and Manuel E. Iglesias. (10)
10-j	Executive Employment Agreement dated January 27, 2023 between Healthtech Solutions, Inc. and James Pesoli. (10)
21	Subsidiaries
31.1	Rule 13a-14(a) Certification of Principal Executive
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1*	Rule 13a-14(b) Certification of Principal Executive
32.2*	Rule 13a-14(b) Certification of Principal Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL) and contained in Exhibit 101

(1)	Filed as an exhibit to the Registration Statement on Form 10 filed on March 19, 2020.
(2)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2020
(3)	Filed as an exhibit to the Current Report on Form 8-K filed on November 16, 2020.
(4)	Filed as an exhibit to the Current Report on Form 8-K filed on February 22, 2021.
(5)	Filed as an exhibit to the Current Report filed on April 1, 2021.
(6)	Filed as an exhibit to the Current Report filed on November 18, 2021.
(7)	Filed as an exhibit to the Current Report filed on July 2, 2021.
(8)	Filed as an exhibit to the Current Report filed on July 13, 2021.
(9)	Filed as an exhibit to the Current Report filed on February 3, 2022.
(10)	Filed as an exhibit to the Current Report filed on February 2, 2023.

*Furnished, not filed.

Item 16.	Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Healthtech Solutions, Inc.
By: /s/ Manuel E. Iglesias
Manuel E. Iglesias, Chief Financial and Accounting Officer

In accordance with the Exchange Act, this Report has been signed below on June 27, 2023 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jelena Olmstead

Jelena Olmstead, Director

Chief Executive Officer (Principal Executive Officer)

/s/ Manuel E. Iglesias

Manuel E. Iglesias, Director

Chief Operating Officer (Principal Financial and Accounting Officer)

/s/ Steven A. Horowitz

Steven A. Horowitz, Director

/s/ Paul Mann

Paul Mann, Director

/s/ James Pesoli

James Pesoli, Director

